Form 10QSB
period 1996-06-30
ABT GLOBAL PHARMACEUTICAL CORP
filed 1996-09-26
CIK 935155

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 1996

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to       .

Commission File Number
                      ----------

                         ABT GLOBAL PHARMACEUTICAL CORP.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                33-0640125
- --------------------------------------------------------------------------------
(State or jurisdiction of incorporation or (I.R.S. Employer Identification No.)
           organization)



                5 Park Place, Suite 770, Irvine, California 92614
         --------------------------------------------------------------
              (Address of principal executive officers) (Zip Code)

Registrant's telephone number, including area code:  (714) 224-2555
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  / /  No   /X/ -     Registrant has not been subject to such filing
                         requirements for the past 90 days.

There were 11,000,000 issued and outstanding shares of the registrant's common stock, without par value, at September 24, 1996.

                         ABT GLOBAL PHARMACEUTICAL CORP.


                                      INDEX

                                                                            Page
                                                                            ----
Facing Sheet   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

Index          . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)
                  Balance Sheet as of June 30, 1996  . . . . . . . . . .      3

                  Statements of Operations for the three months ended
                  June 30, 1995 and 1996 and for the period from
                  inception (September 15, 1994) through June 30, 1996 .      4

                  Statements of Cash Flows for the three months ended
                  June 30, 1995 and 1996 and for the period from
                  inception (September 15, 1994) through June 30, 1996 .      5

                  Notes to Financial Statements. . . . . . . . . . . . .      6

         Item 2.  Plan of Operation. . . . . . . . . . . . . . . . . . .     11

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

Part I.   Financial Information
          Item 1.   Financial Statements (Unaudited)

                         ABT GLOBAL PHARMACEUTICAL CORP.
                          (A development stage company)
                          BALANCE SHEET - JUNE 30, 1996
                                   (Unaudited)

                                  ASSETS
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   275,708
  Prepaid research services. . . . . . . . . . . . . . . . . . . . . .             35,333
  Deferred offering costs. . . . . . . . . . . . . . . . . . . . . . .            256,453
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19,570
                                                                              -----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . .            587,064

OTHER ASSETS, net of accumulated depreciation and
amortization of $3,229 . . . . . . . . . . . . . . . . . . . . . . . .             55,289
                                                                              -----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   642,353
                                                                              -----------
                                                                              -----------
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   254,375
  Accrual due to the University of Southern California . . . . . . . .            176,000
  Accrued consulting fees. . . . . . . . . . . . . . . . . . . . . . .             22,306
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . .             74,290
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . .             95,748
                                                                              -----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . .            622,719
                                                                              -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - 1,000,000 shares authorized,
  no shares issued or outstanding. . . . . . . . . . . . . . . . . . .                ---
  Common stock, without par value - 19,000,000 shares
  authorized, 8,000,000 shares issued and outstanding. . . . . . . . .          7,349,947
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .            207,500
  Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . .         (3,212,500)
  Stock subscription receivable. . . . . . . . . . . . . . . . . . . .             (6,600)
  Deficit accumulated during the development stage . . . . . . . . . .         (4,318,713)
                                                                              -----------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . .             19,634
                                                                              -----------
    Total liabilities and shareholders' equity . . . . . . . . . . . .        $   642,353
                                                                              -----------
                                                                              -----------

       The accompanying notes are an integral part of this balance sheet.

                         ABT GLOBAL PHARMACEUTICAL CORP.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                               PERIOD FROM
                                                                                                INCEPTION
                                                      THREE MONTHS        THREE MONTHS       (SEPTEMBER 15,
                                                          ENDED               ENDED           1994) THROUGH
                                                      JUNE 30, 1995       JUNE 30, 1996       JUNE 30, 1996
                                                      -------------      --------------      --------------
REVENUES . . . . . . . . . . . . . . . . . . . . .     $   -----         $     -----         $     -----

EXPENSES:
  Research and development . . . . . . . . . . . .        44,768             385,130           1,150,464
  General and administrative . . . . . . . . . . .        52,807           2,016,329           2,974,860
                                                      ----------         -----------         -----------
                                                          97,575           2,401,459          (4,125,324)
                                                      ----------         -----------         -----------
LOSS FROM OPERATIONS . . . . . . . . . . . . . . .       (97,575)         (2,401,459)         (4,125,324)
OTHER EXPENSE. . . . . . . . . . . . . . . . . . .       (50,740)            (89,061)           (193,389)
                                                      ----------         -----------         -----------
  Net loss . . . . . . . . . . . . . . . . . . . .    $ (148,315)        $(2,490,520)        $(4,318,713)
                                                      ----------         -----------         -----------
                                                      ----------         -----------         -----------
LOSS PER SHARE . . . . . . . . . . . . . . . . . .       $  (.02)        $      (.30)        $      (.53)
                                                      ----------         -----------         -----------
                                                      ----------         -----------         -----------
WEIGHTED AVERAGE SHARES AND
 EQUIVALENT SHARES OUTSTANDING . . . . . . . . . .     8,297,103           8,297,103           8,099,412
                                                      ----------         -----------         -----------
                                                      ----------         -----------         -----------

   The accompanying notes are an integral part of these financial statements.

                         ABT GLOBAL PHARMACEUTICAL CORP.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               PERIOD FROM
                                                                                                INCEPTION
                                                      THREE MONTHS        THREE MONTHS       (SEPTEMBER 15,
                                                          ENDED               ENDED           1994) THROUGH
                                                      JUNE 30, 1995       JUNE 30, 1996       JUNE 30, 1996
                                                      -------------      --------------      --------------

OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . .     $(148,315)        $(2,490,520)        $(4,318,713)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Amortization of discount on notes payable. . . .          ----              15,625              15,625
  Fair value of stock issued for technology
    licensing rights . . . . . . . . . . . . . . .          ----                ----             315,789
  Fair value of stock and options issued as
    compensation . . . . . . . . . . . . . . . . .          ----           1,585,000           1,888,750
  (Increase) decrease in prepaid research services          ----              53,000             (35,333)
  Increase in deferred offering costs. . . . . . .          ----            (162,250)           (256,453)
  (increase) decrease in other assets. . . . . . .       (10,460)              8,469             (74,859)
  Increase (decrease) in accrued compensation. . .        (4,500)             32,623              74,290
  Increase in other accrued expenses . . . . . . .        15,274              74,060              95,748
  Increase (decrease) in accrual due to USC  . . .       (10,000)               ----             176,000
  Increase (decrease) in accrued consulting fees .          ----             (35,381)             22,306
                                                       ---------         -----------         -----------
Net cash used in operating activities. . . . . . .      (158,001)           (919,374)         (2,096,850)
                                                       ---------         -----------         -----------
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock . . . .       100,000             185,342           1,802,558
Proceeds from stock subscription receivable. . . .          ----             100,000             300,000
Proceeds from notes payable. . . . . . . . . . . .          ----              20,000             270,000
                                                       ---------         -----------         -----------
Net cash provided by financing activities. . . . .       100,000             305,342           2,372,558
                                                       ---------         -----------         -----------
Net increase (decrease) in cash. . . . . . . . . .       (58,001)           (614,032)            275,708
CASH, beginning of period. . . . . . . . . . . . .       130,387             889,740                ----
                                                       ---------         -----------         -----------
CASH, end of period  . . . . . . . . . . . . . . .     $  72,386         $   275,708         $   275,708
                                                       ---------         -----------         -----------
                                                       ---------         -----------         -----------

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In March of 1995, the Company entered into a license agreement with the University of Southern California (USC) whereby the Company issued 328,563 shares of common stock valued at $315,789 (based upon third party transactions) to USC in exchange for certain technology licensing rights as defined in the agreement (see Note 4).

     In March of 1996, the Company issued debt with detachable warrants to an individual. This resulted in the debt being discounted by $31,250, which was amortized until August 20, 1996.

     In March and May of 1996, the Company entered into agreements whereby restricted stock and stock options were issued in exchange for services. The Company recorded deferred compensation of $3,212,500 in connection with these transactions. In connection with these transactions Dr. Tasneem Khwaja, the Company's Chairman, contributed 1,336,978 shares of Common Stock to the Company as a capital contribution and the Company canceled options to purchase 1,425,417 shares of Common Stock.

   The accompanying notes are an integral part of these financial statements.

                         ABT GLOBAL PHARMACEUTICAL CORP.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                                  June 30, 1996

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements present the financial position of ABT Global Pharmaceutical Corp. (the Company) as of June 30, 1996 and the results of operations for the three month periods ended June 30, 1995 and 1996 and the period from inception to June 30, 1996. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

2.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT RISK FACTORS

     The Company develops and intends to manufacture pharmaceutical versions of natural medicines to be used in the treatment of various diseases. The Company's technology for standardizing the manufacture of natural medicines into pharmaceuticals is referred to as "fingerprinting." The fingerprinting technology is designed to enable the Company to precisely describe the identity and quantity of each active component in the natural medicine, measure each component's bioactivity and effectiveness, and together with the results of preclinical and clinical trials provide the information necessary to seek Food & Drug Administration (FDA) approval for each pharmaceutical version of the natural medicine. This technology has been developed in the laboratories of the University of Southern California
     (USC) School of Medicine by Dr. Tasneem A. Khwaja, a founder and major shareholder of the Company. The Company was incorporated in the state of California on September 15, 1994.

     The Company has a limited operating history with no revenues. Management's efforts to date have focused primarily in securing patents and raising capital; as such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to (i) discover or develop a commercially feasible technology or product, (ii) obtain approval from the FDA or equivalent regulatory agencies overseas,
     (iii) license its proprietary technology of fingerprinting, (iv) market certain new drugs and (v) obtain additional capital. The Company's therapeutic products will be subject to regulation in the United States by the FDA and by applicable regulatory authorities in foreign jurisdictions.

     The Company intends to seek accelerated approval from the FDA for its initial pharmaceutical intended to treat HIV patients, T-4GEN, which accelerated approval is generally available for products related to the treatment of HIV. However, there can be no assurance that the Company will ever receive the regulatory approval required to test or market its proposed products or that the regulatory authority will review the product within the average period of time. Further, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company.

     The Company also expects to continue to incur substantial and increasing operating losses over the next several years. The amount of net losses and the time required for the Company to reach profitability are highly uncertain and, although the Company subsequently completed an initial public offering (see Note 8.c), at June 30, 1996 substantial financing was needed by the Company to fund its operations. The Company's future capital requirements will depend on many factors, including its ability to license the Company's fingerprinting technology to third parties, patent costs, the cost of clinical trials, the length of time required to obtain FDA approval, competing technological and market developments, changes in existing collaborative relationships, sales and marketing arrangements, and the costs of establishing subcontracts for manufacturing.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of this uncertainty.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     b.   LOSS PER SHARE

     Loss per share is computed based on the weighted average number of shares outstanding for the period. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the Company's initial public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method).

4. AGREEMENTS WITH USC

     a.   LICENSE AGREEMENT

     In March 1995, the Company entered into a license agreement with USC (the USC License Agreement) which grants the Company an exclusive, worldwide license to (1) the fingerprinting technology, (2) use certain therapeutic compounds, and (3) other related products developed by Dr. Khwaja's laboratory at USC. USC has also agreed to grant the Company the right to sublicense certain products and a right of first refusal to obtain a license for any improvements to certain products developed by USC. The term of the USC License Agreement began March 1, 1995 and ends on the later of February 28, 2010 or the expiration of the last issued patent under the USC License Agreement.

     In exchange for the license, the Company agreed to pay USC (1) royalty payments of 3% of the Company's net sales of pharmaceutical products developed with the fingerprinting technology, (2) after the first patent issues, an annual minimum royalty of $15,000, which shall increase by $5,000 annually for the following two years and be $25,000 annually thereafter, (3) an annual license fee of $10,000 payable until a patent issues and (4) 328,563 shares of the Company's common stock at the time of the exchange. USC and Dr. Tasneem Khwaja have entered into a Distribution of Royalty Income Agreement pursuant to which USC has agreed to pay Dr. Tasneem Khwaja 50% of the net royalties received by USC under the USC License Agreement. The cost of the USC License Agreement ($315,789) was recorded as research and development expense fiscal 1995.

     b.   RESEARCH AGREEMENT

     The Company and USC have entered into a five year research agreement (the Research Agreement) which requires USC to perform certain research, as defined under the Research Agreement, from March 1, 1995 through February 29, 2000. Payments by the Company to USC are made in advance semiannually commencing on March 1, 1995 through September 1, 1999. The Company prepays these research and development costs and amortizes them over six months, the service period of each payment. For the period from inception to June 30, 1996 and for the three months ended June 30, 1996, total expenses incurred relative to the Research Agreement were $270,673 and $53,001, respectively. Future payments due to USC under the Research Agreement as of June 30, 1996 are as follows:

          FISCAL YEAR ENDED MARCH 31,
          ---------------------------
                    1997 . . . . . . . . . . . . . . . . . . . .        $198,360
                    1998 . . . . . . . . . . . . . . . . . . . .         231,462
                    1999 . . . . . . . . . . . . . . . . . . . .         245,350
                    2000 . . . . . . . . . . . . . . . . . . . .         126,248

                                                                        $821,420
                                                                        --------
                                                                        --------

5.   INCOME TAXES

     No provision for federal and state income taxes has been recorded as the Company incurred net operating losses through June 30, 1996. At June 30, 1996, the Company has net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes of approximately $1,700,000 and $850,000, respectively; such carryforwards expire in various years through 2011. Other deferred tax assets include the timing of certain expenses for book and tax purposes. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

     Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. At June 30, 1996, the effect of such limitation, if imposed, has not been determined.

6. NOTES PAYABLE

     Notes payable consists of the following at June 30, 1996:

          Bridge note payable, net of discount of $15,625. . . .        $234,375
          Note payable to shareholder. . . . . . . . . . . . . .          20,000
                                                                        --------
                                                                        --------
                                                                        $254,375
                                                                        --------
                                                                        --------

7.   COMMITMENTS AND CONTINGENCIES

     a.   LEASE

     The Company leases its corporate headquarters under an operating lease which expires on April 1, 1997. Future minimum lease payments under this lease as of June 30, 1996 total $32,000 payable in 1996 and $3,600 payable in 1997. Rent expense for the three months ended June 30, 1995 and 1996 totaled approximately $2,500 and $11,000, respectively.

     b.   1995 STOCK OPTION PLAN

     On April 14, 1995, the Company adopted the 1995 Stock Option Plan (the 1995
     Plan) covering 1,300,000 shares of the Company's common stock, pursuant to which directors, officers, key employees, consultants, scientific advisors and other personnel working directly with the Company are eligible to receive stock options as defined in the 1995 Plan. The 1995 Plan was amended in May 1996 to reduce the number of shares of common stock issuable thereunder to 800,000 shares. The 1995 Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, as defined by the 1995 Plan. The Company can grant either nonqualified or incentive stock options, as defined, under the 1995

     Plan which vest as determined by the Board of Directors. The 1995 Plan, unless terminated sooner by the Board of Directors, will terminate on April 14, 2005.

     Option activity from adoption of the 1995 Plan (April 1995) to June 30, 1996 was as follows:

                                                                   OPTIONS
                                                        ------------------------
                                                         NUMBER            PRICE
                                                        ---------          -----
     Granted April 1995. . . . . . . . . . . . . .       841,030           $0.96
     Granted July 1995 . . . . . . . . . . . . . .        67,629            0.96
     Granted November 1995 . . . . . . . . . . . .        88,438            0.96
     Granted June 1996 . . . . . . . . . . . . . .        70,751            3.84
     Canceled May 1996 . . . . . . . . . . . . . .      (624,270)           0.96
                                                        ---------
     Outstanding at June 30, 1996. . . . . . . . .       443,578           $0.96
                                                        ---------
                                                        ---------

     At June 30, 1996, stock options to purchase 408,203 shares of common stock were exercisable at a price of $0.96 and $3.84 per share and 356,422 options were available for grant under the 1995 Plan. In addition, the Company also granted two individuals stock options to purchase 801,147 shares of common stock at a price of $0.96 per share outside of the 1995 Plan, which options were canceled as described in Note 7.c below.

     Certain stock options were granted at a price below the estimated fair value of the Company's common stock on the date of the grant (based upon third-party transactions). As a result, compensation expense of $207,500 was recorded and included in general and administrative expenses and additional paid-in capital as of June 30, 1996.

     c.   COMMON STOCK FOR SERVICES

     In May 1996 the Company issued 1,425,416 shares of Common Stock to an employee and the employer of a consultant in exchange for services and canceled 1,425,416 stock options previously granted. As a result, approximately $1,585,000 of compensation expense was recorded in the three month period ended June 30, 1996.

8.   SUBSEQUENT EVENTS

     a.   STOCK SPLIT

     On July 5, 1996, the Company's Board of Directors approved a 1.04045 for 1 stock split of the Company's common stock. All references in the accompanying financial statements to the number of shares and per share amounts have been restated to reflect the effect of this action.

     b.   INITIAL PUBLIC OFFERING

     On August 19, 1996, the Company completed an initial public offering of 3,000,000 shares of its Common stock at a price to the public of $5.00 per share.

Item 2.  Plan of Operation

GENERAL

     To commercialize the research and technology developed over a 20 year period at the USC School of Medicine, the Company, a development stage company, was incorporated in California on September 15, 1994. During the next 12 months, the Company anticipates commencement of overseas clinical trials and completion of IND applications with the FDA for its immunomodulator pharmaceuticals, T4GEN and n-T4GEN. The Company expects to increase its staff by adding 11 employees during the next 12 months, and it anticipates that it will purchase $1,500,000 of equipment during that period for use in operating a contract fingerprinting facility. In addition to its efforts to develop T4GEN and n-T4GEN and market its fingerprinting technology, the Company has begun the development of a pharmaceutical version of a natural medicine used to treat prostate enlargement in collaboration with the University of Miami and is also investigating the development of pharmaceutical versions of other natural medicines.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of equity securities in private placements. From inception through June 30, 1996, the Company had raised an aggregate net amount of approximately $2,078,061 through the sales of equity securities.

     In August 1996, the Company completed an initial public offering of 3,000,000 shares of Common Stock raising net proceeds of approximately $12,997,500. The proceeds of the initial public offering and cash flow from operations, if any, are expected to be sufficient to meet the Company's working capital requirements for at least the next 24 months. To the extent the Company's capital resources are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. The Company has no current arrangements with respect to , or sources of, such additional financing, and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company.

Part II.  Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a) All of the following exhibits are incorporated by reference herein from the Company's Registration Statement on Form SB-2 (Registration No. 333-4912-
     LA). The parenthetical reference next to each exhibit below refers to the exhibit number in such registration statement at which such exhibit can be found :

       3.1 Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1).
       3.2     Restated Bylaws of the Company (Exhibit 3.2).
       4.2     Form of Common Stock Certificate (Exhibit 4.2).
       9.1     Voting Agreement (Exhibit 9.1).
      10.1 1995 Stock Option Plan, as amended, Form of Incentive Stock Option Agreement and Form of Nonqualified Stock Option Agreement (Exhibit 10.2).
      10.2     Elliot P. Friedman Employment Agreement, as amended (Exhibit
               10.3).
      10.3     Tasneem A. Khwaja Employment Agreement, as amended (Exhibit
               10.4).
      10.4     Canadian National Research Council Agreement (Exhibit 10.6).
      10.5     Dimension Memory, Inc. Personal Services Agreement (Exhibit
               10.7).
      10.6     Sublease dated November 27, 1995 for the Company's headquarters
               facilities (Exhibit    10.8).
      10.7 Research Agreement dated March 1, 1995 between the Company and USC (Exhibit 10.9).
      10.8 License Agreement dated March 1, 1995 between the Company and USC, and related Registration Rights Agreement and Stock Waiver (Exhibit 10.10).
      10.9 Letter of Engagement between the Company and Advanced Bioresearch Associates (Exhibit 10.11).
      10.10    Bridge Note and related Warrant (Exhibit 10.12).
      10.11    Shareholders Agreement (Exhibit 10.13).
      10.12 Agreement among Elliot Friedman, Tasneem Khwaja and the Company (Exhibit 10.15).
      10.13 Registration Rights Agreement with D-RAM Industries Pty Ltd. (Exhibit 10.16).
      10.14    Registration Rights Agreement with JadiJo, Inc. (Exhibit 10.17)
      10.15 Form of Registration Rights Agreement with Private Placement Purchasers (Exhibit 10.18).
      10.16 First Amendment to License Agreement between the Company and USC (Exhibit 10.19).
      10.17 Research Agreement (Non-Clinical) between the University of Miami and the Company and related Confidentiality Agreement (Exhibit 10.20).
      10.18    Warrant dated August 19, 1996 (Exhibit 4.1).

(b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABT GLOBAL PHARMACEUTICAL CORP.
                                        Registrant

Date: September 26, 1996                /s/ Elliot P. Friedman
                                        ---------------------------------------
                                        Elliot P. Friedman
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Director