Form 10QSB/A
period 1996-06-30
PHARMAPRINT INC
filed 1996-11-05
CIK 935155

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 1996

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to       .

Commission File Number 000-21141
                      -----------

          PHARNAPRINT INC. (FORMERLY ABT GLOBAL PHARMACEUTICAL CORP.)
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                33-0640125
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

                                          pHARMAPRINT INC. (FORMERLY
                                          ABT GLOBAL PHARMACEUTICAL CORP.)
                                          Registrant

Date: November 5, 1996                    /s/ Elliot P. Friedman
                                          -------------------------------------
                                          Elliot P. Friedman
                                          President, Chief Executive Officer,
                                          Chief Financial Officer and Director

                                   Exhibit Index

Exhibit
Number
-------

27             Financial Data Schedule