Form 10QSB
period 1996-09-30
PHARMAPRINT INC
filed 1996-11-12
CIK 935155

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-QSB


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to       .



Commission File Number  000-21141




           PHARMAPRINT INC. (formerly ABT GLOBAL PHARMACEUTICAL CORP.)
    --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                              33-0640125
    --------------------------------------------------------------------------
        (State or jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                5 Park Place, Suite 770, Irvine, California 92614
    --------------------------------------------------------------------------
              (Address of principal executive officers) (Zip Code)


Registrant's telephone number, including area code:  (714) 224-2555
                                                    ----------------

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


There were 11,000,000 issued and outstanding shares of the registrant's common stock, without par value, at November 6, 1996.

                                PHARMAPRINT INC.



                                      INDEX


                                                                          Page
                                                                          ----

Facing Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2


Part I.   Financial Information

     Item 1.   Financial Statements (unaudited)
               Balance Sheet as of September 30, 1996. . . . . . . . . . . . 3

               Statements of Operations for the three months ended
               September 30, 1995 and 1996, for the six months ended
               September 30, 1995 and 1996, and for the period from inception (September 15, 1994) through September 30, 1996 . . 4

               Statements of Cash Flows for the six months ended
               September 30, 1995 and 1996, and for the period from inception (September 15, 1994) through September 30, 1996 . . 5

               Notes to Financial Statements . . . . . . . . . . . . . . . . 6

     Item 2.   Plan of Operation . . . . . . . . . . . . . . . . . . . . . .10



Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Part I.   Financial Information
     Item 1.   Financial Statements (Unaudited)


                                PHARMAPRINT INC.
                          (A development stage company)
                       BALANCE SHEET - SEPTEMBER 30, 1996
                                   (Unaudited)


                                     ASSETS

 CURRENT ASSETS:
      Cash and Cash Equivalents  . . . . . . . . .              $  11,838,546
      Prepaid research services  . . . . . . . . .                     88,333
      Other  . . . . . . . . . . . . . . . . . . .                     17,070
                                                                -------------
           Total current assets  . . . . . . . . .                 11,943,949

 OTHER ASSETS, net of accumulated depreciation and
     amortization of $6,648  . . . . . . . . . . .                    105,320
                                                                -------------
            Total assets  . . . . . . . . . . . . .             $  12,049,269
                                                                -------------
                                                                -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Accrual due to the University of Southern
      California . . . . . . . . . . . . . . . . .             $      282,000
      Accrued consulting fees  . . . . . . . . . .                    247,500
      Other accrued expenses . . . . . . . . . . .                    212,848
                                                                -------------
           Total current liabilities   . . . . . .                    742,348
                                                                -------------


 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
      Preferred stock, $.001 par value - 1,000,000
      shares authorized, no shares issued or
      outstanding  . . . . . . . . . . . . . . . .                       ----
      Common stock, without par value - 19,000,000
      shares authorized, 11,000,000 shares issued
      and outstanding  . . . . . . . . . . . . . .                 23,261,607
      Additional paid-in capital   . . . . . . . .                    207,500
      Deferred compensation  . . . . . . . . . . .                 (3,315,400)
      Stock subscription receivable  . . . . . . .                     (6,600)
      Deficit accumulated during the development
      stage  . . . . . . . . . . . . . . . . . . .                 (8,840,186)
                                                                -------------
           Total shareholders' equity  . . . . . .                 11,306,921
                                                                -------------
           Total liabilities and shareholders'
           equity  . . . . . . . . . . . . . . . .              $  12,049,269
                                                                -------------
                                                                -------------



       The accompanying notes are an integral part of this balance sheet.

                                                          PHARMAPRINT INC
                                                    (A development stage company
                                                      STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                                                                                    PERIOD FROM
                                                                                                                     INCEPTION
                                       THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS        (SEPTEMBER 15,
                                          ENDED               ENDED              ENDED              ENDED          1994) THROUGH
                                      SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                           1995               1996               1995               1996                1996
                                    ----------------      -------------     --------------     --------------      ---------------
 REVENUES  . . . . . . . . . . . .    $          -         $         -       $          -       $          -         $          -

 EXPENSES:
      Research and development   .         109,104             401,365            153,872            786,495            1,551,829
      General and administrative            33,800             795,831             86,607          1,227,160            1,881,941
      Noncash compensation
       resulting from issuance
       of stock                                  -           3,000,000                  -          4,585,000            4,888,750
                                    ----------------      -------------     --------------     --------------      ---------------
                                           142,904           4,197,196            240,479          6,598,655            8,322,520
                                    ----------------      -------------     --------------     --------------      ---------------
 LOSS FROM OPERATIONS  . . . . . .        (142,904)         (4,197,196)          (240,479)        (6,598,655)          (8,322,520)
 OTHER EXPENSE . . . . . . . . . .         (23,082)           (324,276)           (73,013)          (413,337)            (517,666)
                                    ----------------      -------------     --------------     --------------      ---------------
      Net loss . . . . . . . . . .    $   (165,986)        $(4,521,472)       $  (313,492)       $(7,011,992)         $(8,840,186)
                                    ----------------      -------------     --------------     --------------      ---------------
                                    ----------------      -------------     --------------     --------------      ---------------
 LOSS PER SHARE  . . . . . . . . .    $       (.02)        $      (.46)       $      (.04)       $      (.79)         $     (1.06)
                                    ----------------      -------------     --------------     --------------      ---------------
                                    ----------------      -------------     --------------     --------------      ---------------
 WEIGHTED AVERAGE SHARES
  AND EQUIVALENT SHARES
  OUTSTANDING  . . . . . . . . . .       8,074,030           9,925,694          8,074,030          8,893,702            8,323,323
                                    ----------------      -------------     --------------     --------------      ---------------
                                    ----------------      -------------     --------------     --------------      ---------------




    The accompanying notes are an integral part of these financial statements.

                                                        PHARMAPRINT INC.
                                                  (A development stage company)
                                                    STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                                                                            PERIOD FROM INCEPTION
                                                             SIX MONTHS               SIX MONTHS             (SEPTEMBER 15, 1994)
                                                               ENDED                     ENDED                    THROUGH
                                                         SEPTEMBER 30, 1995       SEPTEMBER 30, 1996          SEPTEMBER 30, 1996
                                                         ------------------       ------------------        ----------------------
 OPERATING ACTIVITIES:
      Net loss   . . . . . . . . . . . . . . . . .          $  (313,492)             $  (7,011,992)             $  (8,840,186)
      Adjustments to reconcile net loss to net
      cash used in operating activities:
           Amortization of discount on notes
           payable   . . . . . . . . . . . . . . .                    -                     31,250                     31,250
           Fair value of stock issued for
           technology licensing rights . . . . . .                    -                          -                    315,789
           Fair value of stock and options issued
           as compensation . . . . . . . . . . . .                    -                  4,585,000                  4,888,750
           Increase in prepaid research services .               (5,000)                         -                    (88,333)
           Decrease in deferred offering costs . .                    -                     94,203                          -
           (Increase) decrease in other assets   .              (23,904)                    17,848                    (65,480)
           Increase in other accrued expenses  . .               17,748                    149,493                    212,848
           Increase in accrual due to USC  . . . .               96,000                    106,000                    282,000
           Increase in accrued consulting fees   .                    -                    189,813                    247,500
                                                         ------------------       ------------------        --------------------

 Net cash used in operating activities   . . . . .             (228,648)                (1,838,385)                (3,015,862)
                                                         ------------------       ------------------        --------------------

 INVESTING ACTIVITIES:
      Purchase of equipment  . . . . . . . . . . .                    -                    (56,910)                   (56,910)


 FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock .                    -                 12,994,101                 14,611,318
      Proceeds from stock subscription receivable.              150,000                    100,000                    300,000
      Repayment of notes payable   . . . . . . . .                    -                   (250,000)                         -
                                                         ------------------       ------------------        --------------------

      Net cash provided by financing activities  .              150,000                 12,844,101                 14,911,318
                                                         ------------------       ------------------        --------------------
      Net increase (decrease) in cash and cash
        equivalents  . . . . . . . . . . . . . . .              (78,648)                10,948,806                 11,838,546
      CASH and cash equivalents, beginning of
      period   . . . . . . . . . . . . . . . . . .              130,387                    889,740                          -
                                                         ------------------       ------------------        --------------------
      CASH and cash equivalents, end of period   .          $    51,739              $  11,838,546             $   11,838,546
                                                         ------------------       ------------------        --------------------
                                                         ------------------       ------------------        --------------------


NON-CASH INVESTING AND FINANCING ACTIVITIES:

          In March of 1995, the Company entered into a license agreement with the University of Southern California (USC) whereby the Company issued 328,563 shares of common stock valued at $315,789 (based upon third party transactions) to USC in exchange for certain technology licensing rights as defined in the agreement (see Note 4).

          In March of 1996, the Company issued debt with detachable warrants to an individual. This resulted in the debt being discounted by $31,250. As of September 30, 1996, this discount has been fully amortized.

          In March and May of 1996, the Company entered into agreements whereby restricted stock and stock options were issued in exchange for services. The Company recorded deferred compensation of $3,315,400 in connection with these transactions. In connection with these transactions Dr. Tasneem Khwaja, the Company's Chairman, contributed 1,336,978 shares of Common Stock to the Company as a capital contribution and the Company canceled options to purchase 1,425,417 shares of Common Stock.


  The accompanying notes are an integral part of these financial statements.

                             PHARMAPRINT INC.
                      (A development stage company)

                      NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

                         September 30, 1996


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements present the financial position of PharmaPrint Inc. (the Company) as of September 30, 1996 and the results of operations for the three month periods ended September 30, 1995 and 1996, the six month periods ended September 30, 1995 and 1996, and the period from inception to September 30, 1996. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996, and the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

2.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT RISK FACTORS

     The Company develops and intends to manufacture pharmaceutical versions of natural medicines to be used in the treatment of various diseases. The Company's technology for standardizing the manufacture of natural medicines into pharmaceuticals is referred to as "PharmaPrinting-TM-." The PharmaPrinting-TM- technology is designed to enable the Company to precisely describe the identity and quantity of each active component in the natural medicine, measure each component's bioactivity and effectiveness, and together with the results of preclinical and clinical trials provide the information necessary to seek Food & Drug Administration (FDA) approval for each pharmaceutical version of the natural medicine. This technology has been developed in the laboratories of the University of Southern California (USC) School of Medicine by Dr. Tasneem A. Khwaja, a founder and major shareholder of the Company. The Company was incorporated in the state of California on September 15, 1994 under the name ABT Global Pharmaceutical Corp. Effective October 30, 1996, the Company changed its name to PharmaPrint Inc.

     The Company has a limited operating history with no revenues. Management's efforts to date have focused primarily in securing patents and raising capital; as such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to (i) discover or develop a commercially feasible technology or product, (ii) obtain approval from the FDA or equivalent regulatory agencies overseas, (iii) license its proprietary technology of PharmaPrinting-TM-, (iv) market certain new drugs and (v) obtain additional capital. The Company's therapeutic products will be subject to regulation in the United States by the FDA and by applicable regulatory authorities in foreign jurisdictions.

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

     The Company also expects to continue to incur substantial and increasing operating losses over the next several years. The amount of net losses and the time required for the Company to reach profitability are highly uncertain. The Company's future capital requirements will depend on many factors, including its ability to license the

     Company's fingerprinting technology to third parties, patent costs, the cost of clinical trials, the length of time required to obtain FDA approval, competing technological and market developments, changes in existing collaborative relationships, sales and marketing arrangements, and the costs of establishing subcontracts for manufacturing.

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

4.   AGREEMENTS WITH USC

     a.   LICENSE AGREEMENT

     In March 1995, the Company entered into a license agreement with USC (the USC License Agreement) which grants the Company an exclusive, worldwide license to (1) the PharmaPrinting-TM-technology, (2) use certain therapeutic compounds, and (3) other related products developed by Dr. Khwaja's laboratory at USC. USC has also agreed to grant the Company the right to sublicense certain products and a right of first refusal to obtain a license for any improvements to certain products developed by USC. The term of the USC License Agreement began March 1, 1995 and ends on the later of February 28, 2010 or the expiration of the last issued patent under the USC License Agreement.

     In exchange for the license, the Company agreed to pay USC (1) royalty payments of 3% of the Company's net sales of pharmaceutical products developed with the PharmaPrinting-TM- technology, (2) after the first patent issues, an annual minimum royalty of $15,000, which shall increase by $5,000 annually for the following two years and be $25,000 annually thereafter, (3) an annual license fee of $10,000 payable until a patent issues and (4) 328,563 shares of the Company's common stock at the time of the exchange. USC and Dr. Tasneem Khwaja have entered into a Distribution of Royalty Income Agreement pursuant to which USC has agreed to pay Dr. Tasneem Khwaja 50% of the net royalties received by USC under the USC License Agreement. The cost of the USC License Agreement ($315,789) was recorded as research and development expense fiscal 1995.

     b.   RESEARCH AGREEMENT

     The Company and USC have entered into a five year research agreement (the Research Agreement) which requires USC to perform certain research, as defined under the Research Agreement, from March 1, 1995 through February 29, 2000. Payments by the Company to USC are made in advance semiannually commencing on March 1, 1995 through September 1, 1999. The Company prepays these research and development costs and amortizes them over six months, the service period of each payment. For the period from inception to September 30, 1996, for the three months ended September 30, 1996 and the six months ended September 30, 1996, total expenses incurred relative to the Research Agreement were $323,667 and $88,333 and $106,000, respectively. Future payments due to USC under the Research Agreement as of September 30, 1996 are as follows:

     FISCAL YEAR ENDED MARCH 31,
     ---------------------------

          1997. . . . . . . . . . . . . . . . $112,360
          1998. . . . . . . . . . . . . . . .  231,462
          1999. . . . . . . . . . . . . . . .  245,350
          2000. . . . . . . . . . . . . . . .  126,248
                                              --------
                                              $715,420
                                              --------
                                              --------

5.   SHAREHOLDER'S EQUITY

     On August 19, 1996, the Company completed an initial public offering of 3,000,000 shares of its common stock, raising net proceeds of approximately $13 million.

     In addition, in accordance with the terms of a service agreement, 624,270 shares of restricted stock, which were previously issued to a consultant, vested upon the successful completion of the initial public offering. As a result, the Company recorded compensation expenses of approximately $3 million related to the vesting of this stock.

6.   INCOME TAXES

     No provision for federal and state income taxes has been recorded as the Company incurred net operating losses through September 30, 1996. At September 30, 1996, the Company has net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes of approximately $3,900,000 and $1,950,000, respectively; such carryforwards expire in various years through 2011. Other deferred tax assets include the timing of certain expenses for book and tax purposes. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

     Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. At September 30, 1996, the effect of such limitation, if imposed, has not been determined.

7.   COMMITMENTS AND CONTINGENCIES

     a.   LEASE

     The Company leases its corporate headquarters under an operating lease which expires on April 1, 1997. Future minimum lease payments under this lease as of September 30, 1996 total $21,600 payable in 1996 and $3,600 payable in 1997. Rent expense for the six months ended September 30, 1996 totaled approximately $22,000.

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

     Option activity from adoption of the 1995 Plan (April 1995) to September 30, 1996 was as follows:

                                                           OPTIONS
                                                     ------------------
                                                     NUMBER       PRICE
                                                     ------       -----
     Granted April 1995. . . . . . . . . . . . . .   841,030      $0.96
     Granted July 1995 . . . . . . . . . . . . . .    67,629       0.96
     Granted November 1995 . . . . . . . . . . . .    88,438       0.96
     Granted June 1996 . . . . . . . . . . . . . .    70,751       3.84
     Canceled May 1996 . . . . . . . . . . . . . .  (624,270)      0.96
                                                    ---------
     Outstanding at September 30, 1996 . . . . . .   443,578
                                                    ---------
                                                    ---------

     At September 30, 1996, stock options to purchase 408,203 shares of common stock were exercisable at a price of $0.96 and $3.84 per share and 356,422 options were available for grant under the 1995 Plan.

     Certain stock options were granted at a price below the estimated fair value of the Company's common stock on the date of the grant (based upon third-party transactions). As a result, compensation expense of $207,500 was recorded and included in general and administrative expenses and additional paid-in capital as of September 30, 1996.

     c.   COMMON STOCK FOR SERVICES

     In May 1996 the Company issued 1,425,416 shares of Common Stock to an employee and the employer of a consultant in exchange for services and canceled 1,425,416 stock options previously granted. As a result, approximately $1,585,000 of compensation expense was recorded during the six month period ended September 30, 1996.

          CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
             PROVISIONS OF THE PRIVATE SECURITIES LITIGATION
                          REFORM ACT OF 1995


     This report may be deemed to contain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to each forward-looking statement contained herein. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure and other financing items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the receipt of government regulatory approval for new products, or estimates or predictions of actions by corporate partners, licensees, competitors or regulatory authorities, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

     The Company's ability to predict projected results or to predict responses by government regulatory authorities or other pending events is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider specific factors, including the inherent uncertainty of the pharmaceutical regulatory approval process, the Company's dependence on third parties for research and development capabilities, the uncertainty of health care insurance programs in the United States and abroad and the rapid technology changes to which the Company's products are subject because such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

Item 2.   Plan of Operation

GENERAL

     To commercialize the research and technology developed over a 20 year period at the USC School of Medicine, the Company, a development stage company, was incorporated in California on September 15, 1994. Effective October 30, 1996, the Company changed its name from ABT Global Pharmaceutical Corp. to PharmaPrint Inc. In August and October of 1996, the U.S. Patent and Trademark Office issued patents for the composition and use of pharmaceutical versions of European Mistletoe (T4GEN) and Korean Mistletoe (n-T4GEN), respectively. During the next 12 months, the Company anticipates commencement of overseas clinical trials and completion of IND applications with the FDA for its immunomodulator pharmaceutical, T4GEN. In October 1996, the Company hired Costas Loullis as Senior Vice President of Drug Development. The Company expects to increase its staff by adding an additional 7 employees during the next 12 months. The Company does not currently anticipate that it will purchase any material amount of equipment in the next 12 months. In addition to its efforts to develop T4GEN and market its PharmaPrinting-TM- technology, the Company has completed an initial pilot program to develop a pharmaceutical version of a natural medicine used to treat prostate enlargement in collaboration with the University of Miami and has begun the process of developing a PharmaPrint-TM-of such natural medicine. The Company is also investigating the development of pharmaceutical versions of other natural medicines.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of equity securities. From inception through September 30, 1996, the Company had raised an aggregate net amount of approximately $2,078,061 through private sales of equity securities. In August 1996, the Company completed an initial public offering of 3,000,000 shares of Common Stock raising net proceeds of approximately $12,997,500. The proceeds of the initial public offering and cash flow from operations, if any, are expected to be sufficient to meet the Company's working capital requirements for at least the next 12 months. To the extent the Company's capital resources are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. The Company has no current arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company.

Part II.  Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:


      3.1 Articles of Incorporation

     27.1 Financial Data Schedule


(b) No reports on Form 8-K were filed during the three months ended September 30, 1996.

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

                                   PHARMAPRINT INC. (FORMERLY
                                      ABT GLOBAL PHARMACEUTICAL CORP.)
                                   Registrant



Date:     November 11, 1996         /s/ Elliot P. Friedman
                                   -----------------------------------------
                                   Elliot P. Friedman
                                   President, Chief Executive Officer,
                                     Chief Financial Officer and Director