Form 10QSB
period 1996-12-31
PHARMAPRINT INC
filed 1997-02-14
CIK 935155

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB

                                       (MARK ONE)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1996

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from            to             .

                     Commission File Number  000-21141

                               PHARMAPRINT INC.
            (Exact name of registrant as specified in its charter)

             CALIFORNIA                                 33-0640125
(State or jurisdiction of incorporation   (I.R.S. employer identification No.)
          or organization)


         4 PARK PLAZA, SUITE 1900, IRVINE, CALIFORNIA           92614
           (Address of principal executive officers)          (Zip code)

       REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 655-7778

               5 PARK PLAZA, SUITE 770, IRVINE, CALIFORNIA  92614
                               (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/     No  / /

Number of shares outstanding as of February 12, 1997: Common Stock: 11,000,000

                           Total number of pages: 14

                                   PHARMAPRINT INC.

                                        INDEX


                                                                                 Page
FACING SHEET..................................................................     1

INDEX.........................................................................     2

PART I.      FINANCIAL INFORMATION

   Item 1.   Balance Sheet as of December 31, 1996 (unaudited)................     3

             Statements of Operations for the three months ended December 31,
             1995 and 1996, for the nine months ended December 31, 1995 and
             1996, and for the period from inception (September 15, 1994)
             through December 31, 1996 (unaudited)............................     4

             Statements of Cash Flows for the nine months ended December 31,
             1995 and 1996, and for the period from inception (September 15,
             1994) through December  31, 1996 (unaudited).....................     5

             Notes to Financial Statements (unaudited)........................     7

   Item 2.  Plan of Operation.................................................    11


PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...................................   13

SIGNATURES.....................................................................   14


                                  PHARMAPRINT INC.
                            (A development stage company)
                         BALANCE SHEET - DECEMBER 31, 1996
                                     (Unaudited)

                                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...............................     $ 9,761,943
   Prepaid research services...............................          35,333
   Other...................................................          73,127
                                                                -----------
     Total current assets..................................       9,870,403

OTHER ASSETS, net of accumulated depreciation and
   amortization of $10,955.................................         412,012
                                                                -----------
     Total assets..........................................     $10,282,415
                                                                ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to the University of Southern California............     $   282,000
   Accounts payable........................................         207,136
   Other accrued expenses..................................         124,250
                                                                -----------
   Total current liabilities...............................         613,386
                                                                -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value - 1,000,000 shares
    authorized, no shares issued or outstanding ..........              --
   Common stock, without par value - 19,000,000 shares
    authorized, 11,000,000 shares issued and outstanding..       23,212,731
   Additional paid in capital.............................        1,028,335
   Deferred compensation..................................       (3,697,173)
   Stock subscription receivable..........................           (6,600)
   Deficit accumulated during the development stage.......      (10,868,264)
                                                                -----------
     Total shareholders' equity...........................        9,669,029
                                                                -----------
     Total liabilities and shareholders' equity...........      $10,282,415
                                                                ===========


  The accompanying notes are an integral part of these financial statements

                                 PHARMAPRINT INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                                                             (SEPTEMBER
                                 THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS      14, 1994)
                                    ENDED          ENDED          ENDED          ENDED         THROUGH
                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                     1995           1996          1995           1996            1996
                                 ------------  -------------  ------------  -------------  --------------
REVENUES....................     $         --  $          --  $         --  $          --  $           --

EXPENSES:
  Research & development....          123,500        706,500       277,372      1,492,995       2,258,329
  General & administrative..          402,022      1,321,578       561,642      7,547,075       8,609,935
                                 ------------  -------------  ------------  -------------  --------------
                                      525,522      2,028,078       839,014      9,040,070      10,868,264
                                 ------------  -------------  ------------  -------------  --------------
LOSS FROM OPERATIONS........         (525,522)    (2,028,078)     (839,014)    (9,040,070)    (10,868,264)
                                 ------------  -------------  ------------  -------------  --------------

NET LOSS....................     $   (525,522) $  (2,028,078) $   (839,014) $  (9,040,070) $  (10,868,264)
                                 ============  =============  ============  =============  ==============
LOSS PER SHARE..............     $       (.06) $        (.18) $       (.10) $        (.93) $        (1.27)
                                 ============  =============  ============  =============  ==============
WEIGHTED AVERAGE
SHARES AND EQUIVALENT
SHARES OUTSTANDING..........        8,223,072     11,223,072     8,223,072      9,772,163       8,577,801
                                 ============  =============  ============  =============  ==============











  The accompanying notes are an integral part of these financial statements

                                     PHARMAPRINT INC.
                             (A development stage company)
                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                            NINE MONTHS     NINE MONTHS    PERIOD FROM INCEPTION
                                                               ENDED           ENDED       (SEPTEMBER 15, 1994)
                                                            DECEMBER 31,    DECEMBER 31,   THROUGH DECEMBER 31,
                                                                1995           1996                1996
                                                            ------------   -------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................   $   (839,014)    $(9,040,070)          $(10,868,264)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discount on notes payable................            ---          31,250                 31,250
Fair value of stock issued for technology
licensing rights.........................................            ---             ---                315,789
Fair value of stock and options issued as compensation...        176,250       5,024,062              5,327,812
Decrease (increase) in prepaid research services.........         50,000          53,000                (35,333)
(Increase) decrease in deferred offering costs...........        (44,696)         94,203                    ---
Increase in other current assets.........................         (1,667)        (43,885)               (73,127)
Increase in other assets, net............................        (16,426)       (299,688)              (353,774)
Increase in amount due to USC............................         80,000         106,000                282,000
Increase in accounts payable and accrued expenses........        214,031         210,344                331,386
                                                            ------------   -------------   --------------------

Net cash used in operating activities....................       (381,522)     (3,864,784)            (5,042,261)
                                                            ------------   -------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment....................................            ---         (58,238)               (58,238)
                                                            ------------   -------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock...............            ---      12,945,225             14,547,442
Proceeds from stock subscription receivable..............        315,000         100,000                315,000
Repayment of notes payable...............................            ---        (250,000)                   ---
                                                            ------------   -------------   --------------------
Net cash provided by financing activities................        315,000      12,795,225             14,862,442
                                                            ------------   -------------   --------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....        (66,522)      8,872,203              9,761,943
CASH AND CASH EQUIVALENTS, beginning of period...........        130,387         889,740                    ---
                                                            ------------   -------------   --------------------
CASH AND CASH EQUIVALENTS, end of period.................   $     63,865   $   9,761,943   $          9,761,943
                                                            ============   =============   ====================

  The accompanying notes are an integral part of these financial statements

                                     PHARMAPRINT INC.
                             (A development stage company)
                                STATEMENTS OF CASH FLOWS (continued)
                                       (Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In March of 1995, the Company entered into a license agreement with the University of Southern California (USC) whereby the Company issued 328,563 shares of common stock valued at $315,789 (based upon third party transactions) to USC in exchange for certain technology licensing rights as defined in the agreement.

     In March of 1996, the Company issued debt with detachable warrants to an individual. This resulted in the debt being discounted by $31,250. As of December 31, 1996, this discount has been fully amortized.

     In accordance with the terms of a service agreement, 624,270 shares of restricted common stock that were previously issued to Dimension Memory, Inc., the employer of Robert Burgess, the Company's Executive Vice President and Chief Operating Officer, vested upon the successful completion of the Company's initial public offering in August 1996. As a result, during the nine month period ended December 31, 1996, the Company recorded compensation expense of $3,000,000 related to the vesting of this stock.

    In May 1996, Tasneem Khwaja, the Company's Chairman, contributed 1,425,416 shares of common stock as a capital contribution and the Company canceled stock options to purchase an aggregate of 1,425,416 shares of common stock to Elliot P. Friedman, the Company's President and Chief Executive Officer, and Dimension Memory, Inc. In May 1996, the Company issued to each of Mr. Friedman and Dimension Memory, Inc. 712,708 shares of common stock, such shares issued to Mr. Friedman will be transferred to Mr. Khwaja in the event that the Company does not receive FDA approval for one of its compounds or meet certain financial objectives, as defined. The Company recorded approximately $382,000 and $3,697,000 of deferred compensation relating to the shares issued to Mr. Friedman during the three and nine months ended December 31, 1996, respectively and recorded $1,585,000 of compensation expense relating to the shares issued to Dimension Memory, Inc. during the nine month period ended December 31, 1996.

    During the nine months ended December 31, 1996, the Company granted certain stock options to employees at an exercise price below the estimated fair value of the Company's common stock on the date of the grant and stock options were granted at fair market value to a consultant of the Company. As a result, compensation expense of $257,500 was recorded and included in general and administrative expenses and additional paid-in capital during the nine month period ended December 31, 1996.

    In December 1996, the Company's Chairman agreed to transfer 75,000 shares of his common stock to a third party for services rendered. As a result of this agreement, compensation expense of $389,000 was recorded and included in general and administrative expenses and additional paid-in capital during the nine month period ended December 31, 1996.


  The accompanying notes are an integral part of these financial statements

                                  PHARMAPRINT, INC.
                            (A development stage company)
                            NOTES TO FINANCIAL STATEMENTS
                                     (unaudited)


1.  BASIS OF PRESENTATION

The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the PharmaPrint Inc. (the "Company") Prospectus dated August 14, 1996.

In the opinion of the Company, all material adjustments (consisting of normal recurring items) considered necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. The results of operations for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

2.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT RISK FACTORS

The Company develops and manufactures pharmaceutical versions of natural medicines to be used in the treatment of various diseases. The Company's technology for standardizing the manufacture of natural medicines into
pharmaceuticals is referred to as  PharmaPrinting-TM-.   The
PharmaPrinting-TM- technology is designed to enable the Company to precisely describe the identity and quantity of each active component in the natural medicine, measure each component's bioactivity and effectiveness, and together with the results of pre-clinical and clinical trials provide the information necessary to seek United States Food and Drug Administration
(FDA) approval for each pharmaceutical version of the natural medicine. The initial science underlying this technology was developed in the laboratories of the University of Southern California (USC) School of Medicine by Dr. Tasneem A. Khwaja, a founder and major shareholder of the Company. The Company was incorporated in the state of California on September 15, 1994 under the name ABT Global Pharmaceutical Corp. Effective October 30, 1996, the Company changed its name to PharmaPrint Inc.

The Company has a limited operating history with no revenues. Management's efforts to date have focused primarily in securing patents, raising capital, developing and testing pharmaceutical versions of natural medicines, and seeking corporate partners to assist in the financing of the development of such natural medicines; as such, the Company is subject to the risks and uncertainties associated with a new business.

                                  PHARMAPRINT, INC.
                            (A development stage company)
                        NOTES TO FINANCIAL STATEMENTS (continued)
                                     (unaudited)



The success of the Company's future operations is dependent, in part, upon the Company's ability to (i) develop commercially feasible technologies or products, (ii) obtain approval from the FDA or equivalent regulatory agencies overseas, (iii) utilize its proprietary PharmaPrinting-TM- technology to obtain corporate partners to assist in the financing of the development of natural medicines, (iv) market certain new drugs and (v) obtain additional capital. The Company's therapeutic products will be subject to regulation in the United States by the FDA and by applicable regulatory authorities in foreign jurisdictions.

The Company is PharmaPrinting-TM- pharmaceutical versions of Saw Palmetto Berry, St. John's Wort, and Ginger, used to treat benign prostate enlargement, mild to moderate depression, and motion sickness, respectively. The Company also intends to utilize the PharmaPrinting-TM- technology to obtain corporate partners to assist in the financing of the development of natural medicines. The Company has begun initial clinical testing of T4GEN to seek accelerated approval from the FDA for its initial pharmaceutical intended to treat HIV patients However, there can be no assurance that the Company will ever receive further regulatory approval required to test or market its proposed products, that the regulatory authority will review the product within the average period of time, or that the Company will successfully obtain corporate partners. Further, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company.

The Company may also continue to incur substantial operating losses over the next several years. The amount of net losses and the time required for the Company to reach profitability are highly uncertain. The Company's future capital requirements will depend on many factors, including its ability to obtain corporate partners, patent costs, the cost of clinical trials, the length of time required to obtain FDA approval, competing technological and market developments, changes in existing collaborative relationships, sales and marketing arrangements, and the costs of establishing sub-contracts for manufacturing.

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

                                  PHARMAPRINT, INC.
                            (A development stage company)
                        NOTES TO FINANCIAL STATEMENTS (continued)
                                     (unaudited)

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


c.  RECLASSIFICATIONS

Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

4.  OTHER ASSETS

In December 1996, the Company amended a Personal Services Agreement with Dimension Memory, Inc. and Robert Burgess. The amended agreement calls for an acceleration of all amounts due under the Personal Services Agreement in exchange for Dimension Memory, Inc. agreeing to provide additional services to the Company. As a result of this Agreement, in December 1996, the Company paid Dimension Memory, Inc. $304,000 and recorded such amount as prepaid services in the accompanying balance sheet. This amount will be amortized in equal monthly amounts through December 31, 1998.

5.  SHAREHOLDER'S EQUITY

On August 19, 1996, the Company completed an initial public offering of 3,000,000 shares of its common stock, raising net proceeds of approximately $12,945,000.

In May 1996, Tasneem Khwaja, the Company's Chairman, contributed 1,425,416 shares of common stock as a capital contribution and the Company canceled stock options to purchase an aggregate of 1,425,416 shares of common stock to Elliot P. Friedman, the Company's President and Chief Executive Officer, and Dimension Memory, Inc. In May 1996, the Company issued to each of Mr. Friedman and Dimension Memory, Inc. 712,708 shares of common stock, such shares issued to Mr. Friedman will be transferred to Mr. Khwaja in the event that the Company does not receive FDA approval for one of its compounds or meet certain financial objectives, as defined. The Company recorded approximately $382,000 and $3,697,000 of deferred compensation relating to the shares issued to Mr. Friedman during the three and nine months ended December 31, 1996, respectively and recorded $1,585,000 of compensation expense relating to the shares issued to Dimension Memory, Inc. during the nine month period ended December 31, 1996.

                                  PHARMAPRINT, INC.
                            (A development stage company)
                        NOTES TO FINANCIAL STATEMENTS (continued)
                                     (unaudited)

In accordance with the terms of a service agreement, 624,270 shares of restricted common stock that were previously issued to Dimension Memory, Inc., the employer of Robert Burgess, the Company's Executive Vice President and Chief Operating Officer, vested upon the successful completion of the Company's initial public offering in August 1996. As a result, during the nine month period ended December 31, 1996, the Company recorded compensation expense of $3,000,000 related to the vesting of this stock.

During the nine months ended December 31, 1996, the Company granted certain stock options to employees at an exercise price below the estimated fair value of the Company's common stock on the date of the grant and additional stock options were granted at fair market value to a consultant of the Company. As a result, compensation expense of $257,500 was recorded and included in general and administrative expenses and additional paid-in capital during the nine month period ended December 31, 1996.

In December 1996, the Company's Chairman agreed to transfer 75,000 shares of his common stock to a third party for services rendered. As a result of this agreement, compensation expense of $389,000 was recorded and included in general and administrative expenses and additional paid-in capital during the nine month period ended December 31, 1996.

6.  COMMITMENTS AND CONTINGENCIES

The Company leased its corporate headquarters under an operating lease that expired in January 1997. In January 1997, the Company moved its corporate headquarters and entered into a new operating lease that expires in December 1998. Future minimum lease payments under this lease as of December 31, 1996, are approximately $40,000 payable through March 31, 1997, $162,000 payable for fiscal year 1998, and $131,000 payable for fiscal year, 1999. Rent expense for the nine months ended December 31, 1996 totaled approximately $32,000.

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

Item 2.  Plan of Operation

GENERAL

    To commercialize the research and technology developed over a 20 year period at the USC School of Medicine, the Company, a development stage company, was incorporated in California on September 15, 1994. Effective October 30, 1996, the Company changed its name from ABT Global Pharmaceutical Corp. to PharmaPrint Inc. In August and October of 1996, the U.S. Patent and Trademark Office issued patents for the composition and use of pharmaceutical versions of European Mistletoe (T4GEN) and Korean Mistletoe (n-T4GEN), respectively. T4GEN and n-T4GEN represent a class of drugs knows as
immunodulators.   In January 1997, the Company began early stage clinical
trials for T4GEN in the United Kingdom, anticipates other overseas early stage clinical trials during the next twelve months, and the completion of IND applications with the FDA for T4GEN during 1998. In October 1996, the Company hired Costas Loullis as Senior Vice President of Drug Development and in December 1996, hired James R. Wodach as Senior Vice President and Chief Financial Officer. The Company expects to increase its staff by adding an additional six employees during the next 12 months. The Company does not currently anticipate that it will purchase any material amount of equipment in the next 12 months.

    In addition to its efforts to develop T4GEN, the Company is PharmaPrinting-TM- pharmaceutical versions of Saw Palmetto Berry, St. John's Wort, and Ginger, used to treat benign prostate enlargement, mild to moderate depression, and motion sickness, respectively. The Company is also seeking corporate partners to assist in the financing required to develop pharmaceutical versions of the aforementioned and other natural medicines. However, no assurance can be given that the Company will obtain such partners or financing.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities. From inception through December 31, 1996, the Company had raised an aggregate net amount of approximately $2,078,000 through private sales of equity securities. In August 1996, the Company completed an initial public offering of 3,000,000 shares of Common Stock raising net proceeds of approximately $12,945,000. The proceeds of the initial public offering and cash flow from operations, if any, are expected to be sufficient to meet the Company's working capital requirements for at least the next 12 months. To the extent the Company's capital resources are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. The Company has no current arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)       The following exhibits are included herein:

          10.8    Lease dated  as of October 28,  1996

          10.18   Amendment No. 1 to the Dimension Memory, Inc.
                  Personal Services Agreement

          27.1    Financial Data Schedule


(b)       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PHARMAPRINT INC.
                                             Registrant



Date:          February 14, 1997             /s/ James R. Wodach
                                             -------------------------
                                             James R. Wodach
                                             Senior Vice President and
                                             Chief Financial Officer