Form 10KSB
period 1997-03-31
PHARMAPRINT INC
filed 1997-06-30
CIK 935155

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB


    (MARK ONE)

    /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended March 31, 1997

    / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________ .

                          Commission File Number  000-21141

                                  PHARMAPRINT INC.
             (Name of small business issuer as specified in its charter)

              CALIFORNIA                              33-0640125
    (State or other jurisdiction of    (I.R.S. employer identification No.)
     incorporation or organization)


    4 PARK PLAZA, SUITE 1900, IRVINE,                    92614
              CALIFORNIA                               (Zip code)
(Address of principal executive officers)


           ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 655-7778

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                       WITHOUT PAR VALUE PER SHARE

INDICATE BY CHECK MARK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                Yes     /X/     No / /


                                  Cover Page i of ii

INDICATE BY CHECK MARK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE ISSUER'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. / /

ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $0.

BASED UPON THE CLOSING PRICE OF $7.63 PER SHARE OF COMMON STOCK AS REPORTED ON THE NASDAQ STOCK MARKET ON JUNE 19, 1997, THE AGGREGATE MARKET VALUE OF THE ISSUER'S VOTING STOCK HELD BY NON-AFFILIATES WAS $32,730,000. SOLELY FOR PURPOSES OF THIS COMPUTATION, THE ISSUER'S DIRECTORS AND EXECUTIVE OFFICERS HAVE BEEN DEEMED TO BE AFFILIATES. SUCH TREATMENT IS NOT INTENDED TO BE, AND SHOULD NOT CONSTRUED TO BE, AN ADMISSION OF THE ISSUER OR SUCH DIRECTORS AND EXECUTIVE OFFICERS THAT ANY OF SUCH PERSONS ARE "AFFILIATES", AS THAT TERM IS DEFINED UNDER THE SECURITIES ACT OF 1934, AS AMENDED.

THERE WERE 11,000,000 ISSUED AND OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK, WITHOUT PAR VALUE AT JUNE 19, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE:
PORTIONS OF THE ISSUER'S PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF SHAREHOLDERS TO BE HELD AUGUST 19, 1997, ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT ON FORM 10-KSB.


                                 Cover page ii of ii

                                   PHARMAPRINT INC.

                                  TABLE OF CONTENTS


  COVER PAGE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  i

  TABLE OF CONTENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  iii

  PART I
    Item 1.   Description of Business. . . . . . . . . . . . . . . . . . .  1
    Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . 12
    Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 13
    Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 13
              Executive Officers of PhamaPrint Inc.  . . . . . . . . . . . 13

  PART II
    Item 5.   Market for PhamaPrint Inc. Common Stock and Related
              Shareholder Matters. . . . . . . . . . . . . . . . . . . . . 14
    Item 6.   Management's Plan of Operation . . . . . . . . . . . . . . . 15
    Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . 17
    Item 8.   Change In and Disagreements With Accountants on
              Accounting and Financial Disclosure. . . . . . . . . . . . . 34
  PART III

    Item 9.   Directors,  Executive Officers, Promotors and Control
              Persons of PhamaPrint Inc.; Compliance with Section 16(a)
              of the Exchange Act  . . . . . . . . . . . . . . . . . . . . 35
    Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . 35
    Item 11.  Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . . . . 35
    Item 12   Certain Relationships and Related Transactions . . . . . . . 35
    Item 13   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 35
    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

     The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in the Company's Prospectus dated August 14, 1996, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: ability to attract partners and third parties to transact business with the Company, government regulation and uncertainty of product approvals, ability to commercialize and market products, results of research and development and clinical studies, technological advances by third parties and competition, ability to obtain and enforce patents, future capital needs of the Company, history of operating losses, dependence upon key personnel, uncertainty regarding health care reimbursement and reform, limited manufacturing and marketing experience, control by existing shareholders and general economic and business conditions.

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

    PharmaPrint Inc. (the "Company" or "PharmaPrint"), a development stage company, was incorporated in the State of California in September 1994. The Company was formed in order to complete the development and commercialization of the research initiated by Dr. Tasneem A. Khwaja, a founder and major shareholder of the Company, over a 20 year period at the University of Southern California ("USC") School of Medicine.

    Effective October 30, 1996, the Company changed its name from ABT Global Pharmaceutical Corp. to PharmaPrint Inc. In April 1997, the Board of Directors approved a resolution to change the Company's state of incorporation from California to Delaware. Such resolution requires the approval of shareholders, which will be requested at the August 19, 1997, Annual Meeting of Shareholders.

DESCRIPTION OF THE BUSINESS

    The Company develops and manufactures pharmaceutical versions of herbal medicines to be used in the treatment of various maladies. The Company's technology for standardizing the manufacture of herbal medicines into pharmaceuticals is marketed as the PharmaPrint-TM- process. The PharmaPrint-TM-process enables the Company to precisely identify, quantify and accurately reproduce each of the bioactive components in the herbal compound. The Company believes that the PharmaPrint-TM- process provides the information necessary to seek patent protection and together with the results of toxicology testing and clinical trials, United States Food and Drug Administration ("FDA") approval for each pharmaceutical version of the herbal medicine. The Company also believes that the PharmaPrint-TM- process is the only current method for developing acceptable and approvable pharmaceutical versions of herbal medicines. The initial science underlying this technology was developed in the laboratories of the USC School of Medicine by Dr. Khwaja.

    The Company believes there is a significant market for the use of the PharmaPrint-TM- process. The market opportunities include developing pharmaceuticals from herbal medicines for the Company's own account, in joint venture arrangements with other companies and on a contract basis for other companies for a fee and a royalty on sales. The Company expects the products it develops to be distributed in the United States and foreign markets. The contract services that the Company seeks to provide to others for developing pharmaceuticals from herbal medicines includes developing the PharmaPrint-TM-of an herbal medicine, applying for patents, toxicology testing, preparing and filing Investigational New Drug ("IND") applications, conducting FDA regulated clinical trials and preparing and filing New Drug Applications ("NDA") for the pharmaceutical versions of such herbal medicines. In that regard, the Company has obtained two letters of intent from foreign producers of herbal medicines to develop pharmaceutical versions of three herbal medicines in a joint venture arrangement. However, there can be no assurance that either letter of intent will lead to a formal agreement or that the Company will otherwise be able to successfully market its PharmaPrint-TM-process.

    In its efforts to develop a pipeline of products, the Company has begun development of pharmaceutical versions of 11 herbal medicines. Many of these herbal medicines have long histories of human use and demonstrated clinical effectiveness. Additionally, most of these herbal medicines are currently sold in the United States as dietary supplements pursuant to The Dietary Supplements and Health Education Act ("DSHEA") of 1994. The Company has completed developing the PharmaPrint-TM- of saw palmetto, St. John's wort, and mistletoe, used to treat the symptoms associated with benign prostatic hyperplasia ("BPH") (prostate enlargement), mild to moderate depression and immunosuppression, respectively. The Company recently commenced applying the PharmaPrint-TM-process to the following additional herbal medicines: bilberry, milk thistle, echinacea, valerian, ginger, agnus castus, black cohosh and garlic.

    The Company held its pre-IND meeting for its saw palmetto product in May 1997 with the FDA and intends to file an IND application for saw palmetto with the FDA in July 1997. Although no assurance can be given that such IND application will be allowed by the FDA, if the application is allowed in the form that the Company anticipates, the Company expects to commence Phase II clinical trials in the United States in August 1997. The Company also anticipates performing animal toxicology studies concurrent with such clinical trials.

    The Company also intends to file an IND application for St. John's wort during the Fall of 1997. If such application is allowed in the form that the Company expects to file it, the Company expects a similar development cycle as with its saw palmetto product.

    Initially, the Company used its PharmaPrint-TM- process to develop, on a proprietary basis, a pharmaceutical-grade therapeutic mixture for treating the immune systems of Human Immunodeficiency Virus ("HIV") patients. This mixture, known as T4GEN, was derived from the VISCUM ALBUM plant (mistletoe). T4GEN is derived from the same VISCUM ALBUM plant as an herbal medicine that has indicated an effect on the immune system of CD4 cell stabilization in FDA sanctioned Phase I and Phase II clinical trials conducted in Berlin, Germany involving 50 HIV positive patients.

    In June 1997, the Company completed Phase I clinical trials for T4GEN in the United Kingdom. This initial clinical trial focused on the safety of T4GEN. Pending review of the data regarding this clinical trial and other business priorities, the Company anticipates commencing Phase II clinical trials in either Zimbabwe or Thailand.

    In August and October of 1996, the United States Patent and Trademark Office issued patents for the composition and use of pharmaceutical versions of T4GEN and n-T4GEN (a variation of T4GEN), respectively. These two patents were filed by the Company on behalf of USC. The Company has also received patent protection for an additional patent application that it filed, on behalf of USC, covering the process of producing pharmaceutical-grade therapeutic mixtures from mistletoe mixtures. The Company also has filed two continuation-in-part patents covering the process of producing a pharmaceutical version of any botanical using the PharmaPrint-TM- process.

    In March 1995, the Company entered into the USC License Agreement, pursuant to which USC licensed to the Company all worldwide rights to manufacture, use, sell and sublicense T4GEN, n-T4GEN, the PharmaPrint-TM- process and all additional patents and technologies developed by Dr. Khwaja's laboratory at USC. The Company performs its laboratory and research activities through the use of both employees and independent consultants at numerous facilities throughout the world.

    All of the Company's regulatory activities are being performed in conjunction with Advanced Bioresearch Associates ("ABA") of San Diego, California. ABA is a clinical research organization that provides FDA strategic consulting and professional services and whose staff has extensive professional experience and advanced degrees in science, clinical medicine, law and business.

BACKGROUND ON HERBAL MEDICINES

    Herbal medicines, also known as natural medicines, are compounds extracted or otherwise derived from plants and herbs that provide medicinal effects without altering their original combination of components. Herbal medicines have been used for thousands of years by much of the world to treat a variety of diseases. For example, in Germany, herbal medicines are a part of the medical system and many are prescribed by doctors. Estimated 1996 retail sales of herbal medicines in Germany were $3 billion.

    In the United States, herbal medicines are currently sold as dietary supplements pursuant to DSHEA. Estimated 1996 retail sales of herbal medicines in the United States were $3 billion. Under DSHEA, dietary supplements, which include herbal medicines, are regulated as food, thereby avoiding the need for special regulatory (FDA) clearance.

    Manufacturers of products sold pursuant to DSHEA are not allowed to make claims regarding an herbal medicine's ability to cure, treat, prevent or ameliorate a condition. Such manufacturers, however, are allowed to make claims regarding how their product affects the structure or function of the body. If such a claim is made, the product must bear a specific disclaimer that the claim has not been evaluated by the FDA.

DEVELOPMENT OF THE PROPRIETARY PHARMAPRINT-TM- PROCESS

    The Company believes that the clinical effectiveness of herbal medicines cannot be demonstrated by the use of conventional pharmaceutical techniques, because a majority of the herbal medicine's therapeutic benefit derives from the combination of components rather than from individual components. Conventional pharmaceutical development has only been applied to medicines consisting of a single component. Pharmaceuticals developed by the Company to date, saw palmetto and T4GEN, could not have been developed into pharmaceuticals using conventional pharmaceutical techniques because their clinical effectiveness and toxicity cannot be controlled when they are separated into their individual components. The PharmaPrint-TM- process, however, has proven to be effective in the development of saw palmetto and T4GEN because it enabled the Company to identify, quantify and accurately reproduce each of the bioactive components, and thereby provide the information necessary to seek patent protection and, together with the results of toxicology testing and clinical trials, FDA approval for each pharmaceutical version of the herbal medicine. The PharmaPrint-TM- process, in concept, is applicable to all herbal medicines for the treatment of diseases or their symptoms, and is specifically applicable to the herbal medicines that the Company intends to develop as pharmaceuticals.

    The Company uses a range of bioassays to initially screen herbal medicines for their overall effectiveness. For herbal medicines that pass the initial screening process, the Company has developed a sophisticated analytical methodology to isolate specific molecular components and precisely measure each component as a percentage of the total medicine. These components are then tested for their bioactivity and disease-specific biological effects (e.g., immunostimulatory) using a range of bioassays and precise standards are developed for the manufacture of each active component. This method also allows for the possibility of adjusting the relative proportions of critical components to achieve maximal therapeutic effect with minimal toxicity.

    The most active, as well as the major inactive, components are chemically identified and a precise standard by percent weight, bioactivity and/or specific biological effect is established for each component. These standards for each component comprise the "PharmaPrint-TM-" for the herbal medicine. If any of these components are out of tolerance in a batch of the manufactured pharmaceutical, then the batch is either rejected or the components are modified to achieve tolerance. A PharmaPrint-TM-, therefore, provides the basis for quality control in manufacturing, assuring batch-to-batch consistency.

    The Company believes that the PharmaPrint-TM- process, for the first time, allows herbal medicines to qualify as pharmaceuticals and thereby qualify for regulatory acceptance worldwide. The Company believes that the primary reason that herbal medicines previously have not qualified as pharmaceuticals is the lack of knowledge of the precise composition and specific biological activities of their active components. Without a precise PharmaPrint-TM- of an herbal medicine, batch-to-batch consistency cannot be accurately demonstrated and the precise identity and quantity of the bioactive components cannot be determined. This lack of precise characterization precludes a true measure of the compound's effectiveness, and is contrary to the careful scientific analysis that forms the foundation of pharmaceutical discovery. Furthermore, without first characterizing the relative amount and spectrum of bioactivity of each active component, the mechanism of action of an herbal medicine (how it works) cannot be described. This scientific explanation is very useful to help an herbal medicine qualify as a pharmaceutical and to obtain regulatory approval. In contrast, the Company believes that applying the PharmaPrint-TM- process to a given herbal medicine will allow it to qualify as a pharmaceutical and if, among other things, clinical trials are successful, gain regulatory approval.

PRODUCT DESCRIPTION AND DEVELOPMENT

    The Company's initial pharmaceutical, T4GEN, is derived from the VISCUM ALBUM plant, commonly known as mistletoe. T4GEN is designed to treat immunosuppression. This disease state commonly occurs in HIV patients and post-operative cancer patients who have been treated with chemotherapy. The United States Center for Disease Control estimates that there are approximately one million HIV positive patients in the United States. The World Health Organization estimates that there are 25 million HIV positive patients in the world and that the number of HIV positive patients will increase to about 40 million worldwide by the year 2000.

    T4GEN contains active lectins that stimulate CD4 cells, common nomenclature for a T4 cell with a marker CD4 molecule. These CD4 cells function as the directors of the patient's immune system, and a typical HIV patient with a depressed immune system generally experiences a significant decline in the number of active CD4 cells. Stimulation of these cells serves to stabilize the patient's immune system by reversing the rate of decrease of the CD4 cells. The stimulation occurs as the individual lectins bind to CD4 cell receptors. Once the CD4 cells become stimulated, they produce chemicals that activate other immune cells and also cause the CD4 cells to multiply and become active participants in a patient's immune regulatory system.

    In June 1997, the Company completed Phase I clinical trials for T4GEN in the United Kingdom. This initial clinical trial focused on the safety of T4GEN. Pending review of the data regarding this clinical trial and other business priorities, the Company anticipates commencing Phase II clinical trials in either Zimbabwe or Thailand.

    Another pharmaceutical that the Company is developing is derived from SERENOA REPENS plant, more commonly known as saw palmetto. The saw palmetto extract is prepared from the harvested, ripe fruit (berry) of the tree. Saw palmetto is used to treat the symptoms associated with BPH, a common condition among older men, with the majority of males over 60 years of age reporting some symptoms of BPH. Importantly, the prevalence of BPH is likely to increase as a greater proportion of the overall population reaches old age. Because life expectancy is increasing worldwide, the number of elderly individuals is rising in every geographic region. In the United States, the number of individuals aged 65 years and over is expected to rise from 32 to 69 million between 1990 and 2050, and the number aged 85 years and over will grow from 3 to 15 million. However, the elderly population in America has been growing faster than predicted and, if this trend continues, the number of elderly individuals in the year 2050 could be approximately 25% higher than anticipated. Growth in the elderly population will be largest in Asia, Latin America, the Middle East and Africa (from 190 million in 1990 to 1.3 billion in 2050), and the impact of such changes on the number and regional distribution of BPH cases will be dramatic. Already in the United States, approximately 400,000 to 500,000 prostatectomies are performed annually in an attempt to alleviate the symptoms associated with end-state BPH, making surgery for this condition the second most common major operation among Medicare-aged men.

    Prostatic enlargement, induration and voiding dysfunction are cardinal features of BPH. Symptoms are generally divided into so-called obstructive and irritative components. Obstructive symptoms occur during the emptying phase of micturition and include hesitancy, impairment in the size and force of the urinary stream, sensation of incomplete emptying, straining to void, urinary retention, intermittent marked difficulty initiating urination and terminal dribbling. Perhaps as many as 80% of men with symptomatic BPH present with secondary irritative symptoms that occur during the filling/storage phase of micturition. These symptoms include increased daytime frequency, nocturia, urgency and incontinence associated with involuntary bladder contraction and have been postulated to result from associated detrusor hyperactivity (i.e., unstable bladder).

    There are a limited number of pharmaceuticals that have been approved by the FDA for the treatment of BPH. The most widely prescribed pharmaceuticals for the treatment of BPH are Proscar (Merck & Co. Inc.) and Hytrin (Abbott Laboratories).

    Saw palmetto is widely prescribed, recommended and used throughout Europe and elsewhere to alleviate symptoms associated with BPH. Almost uniformly, anecdotal reports, large open label studies and uncontrolled clinical trials of saw palmetto suggest measurable, and often significant, reductions in subjective and objective parameters that reflect BPH severity such as urinary flow rate, residual urinary volume, nocturia and dysuria. Randomized controlled trials of saw palmetto suggest superior performance of this agent compared with placebo over a range of subjective and objective indications of voiding dysfunction.
The majority of studies suggest saw palmetto is well-tolerated with a low incidence of side effects and with greater efficacy than placebo and similar efficacy to finasteride.

    The Company held its pre-IND meeting for its saw palmetto product in May 1997 with the FDA and intends to file an IND application for saw palmetto with the FDA in July 1997. Although no assurance can be given that such IND application will be allowed by the FDA, if the application is allowed in the form that the Company anticipates, the Company expects to commence Phase II clinical trials in the United States in August 1997. The Company also anticipates performing animal toxicology studies concurrent with such clinical trials.

    Another pharmaceutical that the Company is developing is derived from HYPERICUM PERFORATUM, more commonly known as St. John's wort. The Company has completed the PharmaPrint-TM- of St. John's wort and intends to file an IND application for this herbal medicine during the Fall of 1997. If such application is allowed in the form that the Company expects to file it, the Company expects a similar development cycle as with its saw palmetto product.

    The Company has also commenced developing the PharmaPrint-TM- of the following herbal medicines: ginger, used to treat nausea; bilberry, used for indications related to eyesight problems; milk thistle, used in liver disease; echinacea, to aid in symptoms associated with the cold and flu; valerian, used as a sleep aid; garlic, used for cholesterol control; agnus castus, used to reduce premenstrual symptoms; and black cohosh, used to reduce post menopausal symptoms.

    Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Therefore, actual research and development costs could exceed budgeted amounts, and estimated time frames may require extension. Cost overruns due to unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy would prevent or substantially slow development efforts and ultimately could have a material adverse effect on the Company. Any potential products that may be discovered would require significant research, development, toxicology and clinical testing, regulatory approval and commitments of resources prior to commercialization. There can be no assurance that any such potential products will be successfully developed, proven to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

COMMERCIALIZATION STRATEGY FOR THE PHARMAPRINT-TM- PROCESS AND PRODUCTS

    The Company has identified three strategies to commercialize its products:
(1) development of pharmaceutical versions of herbal medicines for its own account; (2) development of pharmaceutical versions of herbal medicines with joint venture partners with each party sharing the development costs; and (3) development of pharmaceutical versions of herbal medicines for other companies on a contract basis for a fee and a royalty on sales. The particular strategy that the Company will pursue with respect to each prospective product depends upon many factors, including the willingness of third parties to pay some or all of the drug development costs, the potential royalty and the projected size of market for each such product. Regardless of the strategy chosen, there can be no assurance that the Company will be successful in developing pharmaceutical versions of herbal medicines, that it will receive FDA approval for its herbal medicines, or that it will successfully market and sell such herbal medicines. See "Government Regulations."

    Currently the Company is developing saw palmetto, St. John's wort and mistletoe using the first strategy outlined above. However, should a third party express an interest in developing these products pursuant to the second or third strategies outlined above, the Company may decide to pursue one of those strategies. The remaining eight herbal medicines currently under development are anticipated to be commercialized using the second or third strategies outlined above. The Company's initial development efforts are designed to obtain certain information regarding such herbal medicines to increase a third party's interest in contracting for the commercialization of a particular herbal medicine.

    Sales of the Company's pharmaceutical products will be dependent, in part, on the extent that a consumer will be able to obtain reimbursement for the cost of such products from third-party payors, such as government health administration authorities, private health coverage insurers and other organizations. If the Company's pharmaceutical products are not approved by the FDA or the foreign regulatory bodies to which the Company applies, the Company would have to sell its products as herbal medicines under DSHEA. As a result, in the United States and in certain other countries, doctors may not prescribe, certain claims regarding the effectiveness of an herbal medicine may not be made and consumers may be unable to obtain full or partial reimbursement for the cost of herbal medicines from third-party payors, any or all of which may have a material adverse effect on the sale of the Company's products. Additionally, the pricing of herbal medicines sold under DSHEA is lower than the pricing of herbal medicines intended to be sold as pharmaceuticals, which may have a materially adverse effect on the Company's future profit margins. See "Government Regulation".

    The Company believes that it has the only technology to identify and measure the individual bioactive components of herbal medicines in order to qualify them, together with the results of toxicology testing and clinical trials, as pharmaceuticals by regulatory authorities such as the FDA. However, there can be no assurance that similar technologies will not be developed by others or that such approvals will be obtained. See "Technology Change and Competition".

    The Company has no experience in the sale, marketing, and distribution of pharmaceutical products and will have to develop a pharmaceutical sales force and/or rely on collaborative arrangements or license and distribution agreements with third parties to provide for the sales, marketing and distribution of any of its products approved by the FDA or foreign regulatory authorities. The Company's strategy for development and commercialization of certain of its products currently depends upon the Company entering into various arrangements with corporate partners, licensees and others, and may also depend upon subsequent success of its partners, results of toxicology and clinical testing, obtaining regulatory approvals and manufacturing products. These arrangements may require the Company to transfer certain material rights to such corporate partners, licensees and others.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company's success will depend in important part on its ability to obtain patent protection for its technologies and products, to preserve its trade secrets and to operate without infringing on the proprietary rights of third parties. The Company has applied for, and in the future will apply for, United States and foreign patents for certain of its technologies and products.

    In August and October of 1996, the United States Patent and Trademark Office issued patents for the composition and use of pharmaceutical versions of T4GEN and n-T4GEN, respectively. These two patents were filed by the Company on behalf of USC. The Company has also received patent protection for an additional patent application that it filed, on behalf of USC, covering the process of producing pharmaceutical-grade therapeutic mixtures from mistletoe mixtures. The Company also has filed two continuation-in-part patents covering the process of producing a pharmaceutical version of any botanical using the PharmaPrint-TM- process. The Company, on behalf of USC, plans to apply for foreign patents as required. There can be no assurance that any United States or foreign patents will issue or that patents will be held valid if subsequently challenged.

    Many of the processes and much of the know-how of importance to the Company's technology are dependent upon the skills, knowledge and experience of its scientific and technical personnel. Such skills, knowledge and experience are not patentable. To help protect its rights, the Company requires all employees, collaborators and significant consultants and advisors to enter into confidentiality agreements with the Company. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure.

RESEARCH AFFILIATION AND REGULATORY ADVISORS

    The Company has contracted for various services to enable it to conduct its research and seek regulatory approvals. The Company currently contracts with numerous independent universities and laboratories and with ABA. The Company has also been able to recruit well known and respected advisors of national and international repute to help, in particular, with regulatory affairs.

INDEPENDENT UNIVERSITIES AND LABORATORIES. The Company utilizes numerous laboratory, research and manufacturing facilities throughout the world. The Company contracts for specific work to be performed with the operator of such facilities.

ADVANCED BIORESEARCH ASSOCIATES. ABA is a clinical research organization that provides FDA strategic consulting and professional services and provides guidance to the Company in connection with various clinical, scientific and regulatory matters. ABA has offices in San Diego and San Francisco, California, and Washington D.C. ABA's staff has extensive professional experience and advanced degrees in science, clinical medicine, law and business. Many staff members are Regulatory Affairs Certified ("RAC") and International Standards Organization ("ISO") certified.

USC LICENSE AGREEMENT. Effective March 1, 1995, the Company entered into the USC License Agreement for the purpose of developing, manufacturing and marketing immunotherapeutic products for the treatment of HIV, cancer and other diseases. Pursuant to the USC License Agreement (the "License Agreement"), USC has granted the Company an exclusive, worldwide license to use T4GEN, n-T4GEN, patents for T4GEN and n-T4GEN, and a license for, including the right to sublicense, all patent applications, issued patents, copyrightable materials (including computer software), know-how, trade secrets, and all inventions (collectively the "Licensed Products") developed under the USC Research Agreement (the "Research Agreement"), and to manufacture, use, and sell the Licensed Products or other products or methods manufactured using the PharmaPrint-TM- process. USC also has granted the Company the right to sublicense the Licensed Products, and a right of first refusal to obtain a license for any improvements to the Licensed Products developed after expiration of the Research Agreement. The license's field of use is limited to the therapeutic treatment of HIV, cancer, and other diseases using therapeutic compounds and methods. USC and Dr. Khwaja retain an absolute, nontransferable right to use the therapeutic products, the PharmaPrint-TM- process, patent applications and all improvements thereof in conducting research. Moreover, all inventions made by USC employees, including T4GEN, n-T4GEN, and the PharmaPrint-TM- process will be owned by USC. In exchange for the license, the Company agreed to pay USC (i) royalty payments of 3% of the Company's net sales of the patent and technology products, as defined in the License Agreement; (ii) after the first patent issues, an annual minimum royalty of $15,000, which shall increase by $5,000 annually for two years and thereafter, an annual minimum royalty of $25,000; and (iii) an annual license fee of $10,000 payable until a patent issues. During fiscal 1996, USC and Dr. Khwaja were party to a Distribution of Royalty Income Agreement pursuant to which USC agreed to pay Dr. Khwaja 50% of the net royalties received by USC under the License Agreement. During fiscal 1997, Dr. Khwaja waived his right to such consideration. Additionally, the Company issued to USC 328,563 shares of common stock during the period ended March 31, 1995.

    The term of the License Agreement began on March 1, 1995 and ends on the later of February 28, 2010 or the expiration of the last issued patent under the License Agreement. Upon expiration of the License Agreement, USC has agreed to grant to the Company an exclusive, worldwide license in perpetuity to continue to use the technology and know-how in the Company's possession relating to the Licensed Products and other products or methods manufactured using the PharmaPrint-TM- process.

    USC RESEARCH AGREEMENT. Effective March 1, 1995, the Company and USC entered into a five year research agreement (the "Research Agreement") that required USC to perform certain research, as defined under the Research Agreement, from March 1, 1995 through February 29, 2000. All rights to inventions, copyrightable materials (including software) and improvements made solely by the Company's employees, will belong to the Company and will not be subject to the terms of the Research Agreement. Due to the completion of the work performed on the Company's initial pharmaceutical and the underlying science relating to the PharmaPrint-TM- process, effective March 31, 1997, the Company and USC mutually agreed to cancel the Research Agreement. Total expenses incurred relating to the Research Agreement for the year ended March 31, 1996 were $201,000. During the year ended March 31, 1997, the Company reimbursed USC $116,000 of the $176,000 amount outstanding as of March 31, 1996.

RAW MATERIALS

    The Company procures the botanical extracts necessary for development of its herbal medicines from various sources in the United States, Europe and Asia. There are numerous alternative sources throughout the world where the Company can obtain these botanical extracts. The Company intends to qualify multiple suppliers for each extract.

MANUFACTURING

    The Company has not yet manufactured any products on a commercial scale and does not have the facilities to manufacture its products in commercial quantities under current good manufacturing practices ("GMP") prescribed by the FDA. To be successful, if approved by the FDA, the Company's products must be manufactured in commercial quantities under GMP and at acceptable cost. The Company has manufactured initial batches of saw palmetto and mistletoe, to be used in clinical testing, through contract facilities.

Additionally, for each product, the Company will develop standard operating procedures for each of the manufacturing processes, validate each of the PharmaPrint-TM- processes, quantify each of the bioactive components in such product and establish a toxicology profile. The Company is currently in negotiations with other companies to manufacture the Company's products on a commercial scale. In the event the Company is unable to obtain contract manufacturing on acceptable terms, its ability to commercialize or deliver products at an acceptable cost in a timely manner may be adversely affected.

GOVERNMENT REGULATION

    The Company's present and proposed activities, including toxicology testing, clinical trials, the production and marketing of the Company's products, and its ongoing research and development activities with numerous laboratories and research facilities, are subject to regulation by numerous governmental authorities in the United States and other countries, including most notably the FDA. The process of obtaining required regulatory approvals from the FDA and other authorities often takes many years, is expensive and can vary substantially based on the type, complexity and novelty of the product. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions currently in effect. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.

    The Company's therapeutic products will be subject to regulation in the United States by the FDA and by regulatory authorities in foreign jurisdictions. The Company's products will be classified as pharmaceuticals regulated under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. Development of a pharmaceutical for human use under either act is normally a multi-step process. In general, animal and IN VITRO testing must establish the potential safety and efficacy of the experimental product in a given disease. Once a product has been found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an IND application is submitted to the FDA. FDA approval typically is granted or denied within 30 days of IND submission, but may, in some circumstances, involve substantial delays.

    Generally, clinical investigations involve three phases. FDA regulated Phase I clinical studies are conducted to evaluate the safety of the experimental product in humans, and if possible, to gain early evidence of effectiveness. FDA regulated Phase I studies also evaluate various routes, dosages and schedules of product administration. The demonstration of therapeutic benefit is not required in order to complete FDA regulated Phase I studies successfully. If acceptable product safety is demonstrated, Phase II studies are initiated. The FDA has stated in seminars that it may waive Phase I clinical studies for botanical drugs that have demonstrated their safety through prior use. Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well-controlled, closely monitored studies conducted on a relatively small number of patients. The optimal routes, dosages and schedules of administration are determined in these studies. When the Phase II trials are successfully completed, Phase III studies are typically commenced. Phase III studies are expanded, controlled trials that are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies may also compare the safety and efficacy of the experimental product with currently available products. It is not possible to estimate the time in which FDA regulated Phase I, II and III studies will be completed with respect to a given product, although the time period could be lengthly.

    The results of initial toxicology and clinical testing are not necessarily predictive of results that will be obtained from subsequent or more extensive toxicology and clinical testing, and there can be no assurance that further trials will be successful. Companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Although the FDA has established a "botanical" committee to provide regulatory guidelines, including guidelines for approval of herbal medicines as pharmaceuticals, the Company believes that the FDA has never approved a pharmaceutical version of an herbal medicine. Furthermore, the adoption of less stringent standards by the FDA for approval of herbal medicines that qualify as pharmaceuticals could result in competitive herbal medicines that are not developed using the PharmaPrint-TM- process. Adverse governmental regulation that might arise from future legislative or administrative action cannot be predicted.

    As part of the Company's proposed IND application for its saw palmetto product, the Company intends to request a waiver of Phase I clinical studies and to perform its toxicology testing concurrent with its clinical trials. The Company proposes to perform two clinical trials, and if these two trials are successful, the Company plans to file an NDA and seek FDA approval following the completion of such trials to sell its saw palmetto product. The Company intends to initially perform a Phase II dose escalation study involving approximately 50 patients, designed to evaluate safety, side effects and optimal dosages. Following this initial study, the Company intends to perform a Phase II/III pivotal clinical trial involving approximately 150 patients, designed to evaluate efficacy. The inability of the Company to obtain a waiver of Phase I trials, perform toxicology testing concurrent with its clinical trials or inadequate results of the Company's proposed clinical trials or toxicology testing, may result in significant delays and could have a materially adverse effect on the Company.

    Following the successful completion of clinical investigations, the toxicology and clinical evidence that has been accumulated is submitted to the FDA as part of an NDA. Approval of an NDA is necessary before a company may market the product. While the Company anticipates that approval of the NDA will be part of the fast-track approval process, the approval of an NDA can take several years and depends upon the time it takes the FDA to review the submitted data, the FDA's comments on the application and the time required to provide satisfactory answers or additional data when requested.

    Continued compliance with current GMP is required to be eligible to continue to manufacture and market the products once they are approved. Failure to comply with GMP regulations, or to comply with other applicable legal requirements, can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal liability on the part of the Company and of the officers and employees of the Company who are responsible for the activities that lead to the violations.

    In addition to the regulatory framework for product approvals, the Company is and may be subject to regulation under local, state, federal and foreign law, including requirements regarding occupational safety, laboratory practices, the use, handling, and disposition of radioactive materials, and environmental protection, waste and water disposal, and hazardous substance control. There can be no assurance that the Company will not be required to incur significant costs to comply with such regulations as manufacturing is increased to commercial volumes, or that the operations, business, or assets of the Company will not be materially and adversely affected by current or future laws, rules, regulations and policies.

TECHNOLOGY CHANGE AND COMPETITION

    The pharmaceutical and biotechnology industries are subject to intense competition and rapid technological change. The Company believes that industry-wide interest in the application of the PharmaPrint-TM- process, the use of its products, and related technology will continue and accelerate as the technology becomes more widely understood. Competitors of the Company in the United States and abroad are numerous, and include, among others, pharmaceutical, biotechnology, herbal products, and chemical companies as well as universities and other research organizations. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective than any that have been or may be developed by the Company or that would render the Company's technology and products obsolete and noncompetitive.

    Many of the Company's competitors have substantially greater financial and technical resources as well as greater production and marketing capabilities and experience than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting toxicology testing and human clinical trials on new pharmaceutical products and in obtaining FDA and other regulatory approvals of products. Accordingly, a certain number of the Company's competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than the Company. Moreover, there can be no assurance that the Company will have sufficient resources to undertake the continuing research and development necessary to remain competitive.

INSURANCE

    The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability. Such risks exist in the conduct of clinical trials and with respect to the distribution and sale of those products, if any, that receive regulatory approval for commercial sale. The Company maintains product liability insurance coverage it believes to be adequate in amount and coverage. There can be no assurance that such insurance will continue to be available at acceptable costs or that claims in excess of the Company's insurance coverage or not covered by the Company's insurance will be asserted against the Company.

EMPLOYEES

    To maintain low overhead and maximize the benefits of research, manufacturing, and regulatory capabilities of others, the Company has adopted a strategy of contracting with others and maintains a minimal staff. As of March 31, 1997, the company employed 12 persons, all of whom were full-time employees or full-time consultants. Consultants and others participating in the activities of the Company, include the Company's Board of Scientific Advisors and ABA.


ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in Irvine, California. The Company's headquarters currently occupy approximately 6,800 square feet. The Company leases its headquarters facility for approximately $13,000 per month, subject to a $1,500 increase in December 1997, pursuant to a lease agreement that expires in December 1998.

    The Company utilizes numerous laboratory, research and manufacturing facilities throughout the world. The Company contracts for specific work to be performed with the operator of such facility.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not presently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended March 31, 1997.

EXECUTIVE OFFICERS OF PHARMAPRINT INC.

    The following table sets forth certain information concerning the executive officers of the Company as of May 31, 1997:

    NAME                     AGE                      POSITION
-------------------------    -----    ----------------------------------------

Elliot P. Friedman(1)        43        Chairman of the Board of Directors and
                                       Chief Executive Officer

Robert J. Burgess            48        President and Chief Operating Officer

Tasneem A. Khwaja(1)         61        Chief Scientific Officer and Corporate
                                       Secretary

Costas Loullis               47        Group Senior Vice President of Research
                                       and Development

James R. Wodach              35        Senior Vice President and Chief
                                       Financial Officer

    -------------------------------------------------------
    (1)  Member of the Board of Directors of the Company

    ELLIOT P. FRIEDMAN, has been the Chairman of the Board of Directors and Chief Executive Officer since April 1997, and was the President and Chief Executive Officer of the Company from October 1995 to April 1997. He was also the Chief Financial Officer of the Company from November 1994 to December 1996. He has been a Director since November 1994. From July1990 to July 1994, Mr. Friedman was co-founder and Chief Executive Officer of BioTek Solutions, a provider of systems used by pathologists to conduct diagnosis of cancer through the use of monoclonal antibodies and DNA probes.

    ROBERT J. BURGESS has been President and Chief Operating Officer of the Company since April 1997 and was Executive Vice President and Chief Operating Officer from May 1996 to April 1997, pursuant to a personal services contract between Dimension Memory and the Company. From April 1995 to April 1996, Mr. Burgess provided consulting services to the Company pursuant to consulting agreements between the Company and Dimension Memory and Mr. Burgess, respectively. From April 1994 to April 1995, he served as Chief Operating officer of Dimension Memory, a company that trades in computer microchips. From February 1993 to April 1994, Mr. Burgess served as Chief Executive Officer of J. Micro Trading, an Australian company that trades in computer microchips. From January 1991 to January 1993, he was Chief Operating Officer of Integrated Memory Systems, which manufactured computer memory modules.

    TASNEEM A. KHWAJA, Ph.D. has been Secretary of the Company since September 1994 and Chief Scientific Officer since October 1995. Form September 1994 to April 1997, Dr. Khwaja served as Chairman of the Board of Directors and from November 1994 to October 1995 served as President and Chief Executive Officer of the Company. Dr. Khwaja has been a Professor of Pathology at the USC School of Medicine for the past 24 years.

    COSTAS C. LOULLIS has been Group Senior Vice President of Research and Development since April 1997 and from October 1996 to April 1997 was Senior Vice President of Research and Development. From November 1992 to October 1996, Dr. Loullis was Vice President of Development of Houghten Pharmaceuticals. From August 1991 to November 1992, he was a Section manager in the Central Research Laboratories of Rhone-Poulenc Rorer.

    JAMES R. WODACH has been Senior Vice President and Chief Financial Officer since December 1996. From April 1996 to December 1996, Mr. Wodach was Director of Finance for Paragon Biomedical, Inc. From October 1995 to April 1996, he was an independent consultant. From April 1994 to October 1995, Mr. Wodach was Senior Vice President Finance, from April 1993 to April 1994 Senior Vice President and Chief Financial Officer, from July 1992 to April 1993 Vice President Finance, and from November 1989 to July 1992 Controller for Regency Health Services, Inc.


                                       PART II

ITEM 5.  MARKET FOR PHARMAPRINT INC. COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

    The Company's Common Stock, without par value, commenced trading on August 15, 1996 on the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") National Market under the symbol PPRT. The following table sets forth the high and low sales prices per share for the Common Stock, as reported by NASDAQ for the periods indicated:

         YEAR ENDED MARCH 31, 1997           HIGH           LOW
    -----------------------------------     ------         -----
    Second Quarter (from August 15, 1996)   $ 6.50         $ 4.625
    Third Quarter                           $ 5.50         $ 4.50
    Fourth Quarter                          $ 5.50         $ 3.875

         YEAR ENDING MARCH 31, 1998
    -----------------------------------
    First Quarter (through June 19, 1997)   $ 7.63         $ 4.00

    As of June 25, 1997, shares of the Company's Common Stock were held of record by approximately 142 shareholders and beneficially owned by approximately 1,854 shareholders.

    The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not currently intend to declare or pay any dividends in the foreseeable future.

ITEM 6:  MANAGEMENT'S PLAN OF OPERATION

GENERAL

    PharmaPrint Inc., a development stage company, was incorporated in the State of California in September 1994. Effective October 30, 1996, the Company changed its name from ABT Global Pharmaceutical Corp. to PharmaPrint Inc. In April 1997, the Board of Directors approved a resolution to change the Company's state of incorporation from California to Delaware. Such resolution requires the approval of shareholders, which will be requested at the August 19, 1997, Annual Meeting of Shareholders.

PRODUCT RESEARCH AND DEVELOPMENT

    The Company develops and manufactures pharmaceutical versions of herbal medicines to be used in the treatment of various maladies. The Company's technology for standardizing the manufacture of herbal medicines into pharmaceuticals is marketed as the PharmaPrint-TM- process. The PharmaPrint-TM-process enables the Company to precisely identify, quantify and accurately reproduce each of the bioactive components in the herbal compound. The Company believes that the PharmaPrint-TM- process provides the information necessary to seek patent protection and together with the results of toxicology testing and clinical trials, FDA approval for each pharmaceutical version of the herbal medicine. The Company also believes that the PharmaPrint-TM- process is the only current method for developing acceptable and approvable pharmaceutical versions of herbal medicines. The initial science underlying this technology was developed in the laboratories of the USC School of Medicine by Dr. Tasneem
A. Khwaja.

    The Company believes there is a significant market for the use of the PharmaPrint-TM- process. The market opportunities include developing pharmaceuticals from herbal medicines for the Company's own account, in joint venture arrangements with other companies and on a contract basis for other companies for a fee and a royalty on sales. The Company expects the products it develops to be distributed in the United States and foreign markets. The contract services that the Company seeks to provide to others for developing pharmaceuticals from herbal medicines includes developing the PharmaPrint-TM- of an herbal medicine, applying for patents, toxicology testing, preparing and filing IND applications, conducting FDA regulated clinical trials and preparing and filing NDAs for the pharmaceutical versions of such herbal medicines. In that regard, the Company has obtained two letters of intent from foreign producers of herbal medicines to develop pharmaceutical versions of three herbal medicines in a joint venture arrangement. However, there can be no assurance that either letter of intent will lead to a formal agreement or that the Company will otherwise be able to successfully market its PharmaPrint-TM-process.

    In its efforts to develop a pipeline of products, the Company has begun development of pharmaceutical versions of 11 herbal medicines. Many of these herbal medicines have long histories of human use and demonstrated clinical effectiveness. Additionally, most of these herbal medicines are currently sold in the United States as dietary supplements pursuant to DSHEA. The Company has completed developing the PharmaPrint-TM- of saw palmetto, St. John's wort, and mistletoe, used to treat the symptoms associated with prostate enlargement, mild to moderate depression and immunosuppression, respectively. The Company recently commenced applying the PharmaPrint-TM- process to the following herbal
medicines:   bilberry, milk thistle, echinacea, valerian, ginger, agnus castus, black cohosh and garlic.

    Initially, the Company used its PharmaPrint-TM- process to develop, on a proprietary basis, a pharmaceutical-grade therapeutic mixture for treating the immune systems of HIV patients. This mixture, known as T4GEN, was derived from the VISCUM ALBUM plant (mistletoe). T4GEN is derived from the same VISCUM ALBUM plant as an herbal medicine that has indicated an effect on the immune system of CD4 cell stabilization in FDA sanctioned Phase I and Phase II clinical trials conducted in Berlin, Germany involving 50 HIV positive patients.

    In June 1997, the Company completed Phase I clinical trials for T4GEN in the United Kingdom. This initial clinical trial focused on the safety of T4GEN. Pending review of the data regarding this clinical trial and other business priorities, the Company anticipates commencing Phase II clinical trials in either Zimbabwe or Thailand.

    The Company held its pre-IND meeting for its saw palmetto product in May 1997 with the FDA and intends to file an IND application for saw palmetto with the FDA in July 1997. Although no assurance can be given that such IND application will be allowed by the FDA, if the application is allowed in the form that the Company anticipates, the Company expects to commence Phase II clinical trials in the United States in August 1997. The Company also anticipates performing animal toxicology studies concurrent with such clinical trials.

    The Company also intends to file an IND application for St. John's wort during the Fall of 1997. If such application is allowed in the form that the Company expects to file it, the Company expects a similar development cycle as with its saw palmetto product.

    To achieve profitable operations, the Company alone or with others, must successfully develop, introduce and market products. No assurance can be given that the Company's development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or obtain customer acceptance.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities. From inception (September 15, 1994) through May 1996, the Company had raised an aggregate net amount of approximately $2,100,000 through private sales of equity securities. In August 1996, the Company completed an initial public offering of 3,000,000 shares of its Common Stock at $5.00 per share, raising net proceeds of approximately $12,705,000.

    During the year ended March 31, 1997, the Company purchased approximately $195,000 of equipment and furniture. Computer equipment and office furniture comprised the majority of such capital expenditures. The Company anticipates that it will purchase an additional $100,000 of equipment and furniture in the next 12 months.

    During the year ended March 31, 1997, the Company increased its staff of full-time employees and consultants from four to 12. During fiscal 1998, the Company expects to increase its staff by adding an additional 10 employees.

    The Company has incurred net operating losses since its inception and expects substantial net operating losses in the near term as it continues its research and development efforts. The Company will incur additional net operating losses until such time as product or service sales can generate sufficient revenue to fund continuing operations. The Company's ability to generate revenues are dependent upon many factors, including its ability to develop, introduce and market products and obtain regulatory approvals.

    The proceeds of the initial public offering and cash flows from operations, if any, are expected to be sufficient to meet the Company's working capital requirements for at least the next 12 months. However, no assurance can be given that there will be no change in the Company's operations that would consume available resources more rapidly than anticipated. The Company will need substantial funds to support its long term product development programs. The Company has no established bank financing arrangement and it is unlikely that the Company will establish a bank financing arrangement in the foreseeable future. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, progress with toxicology testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the Company's ability to establish development, sales and marketing arrangements and the cost of establishing manufacturing capabilities. To the extent that the Company's capital resources are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. The Company has no current arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements, if any. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company.

ITEM 7.  FINANCIAL STATEMENTS

    INDEX TO FINANCIAL STATEMENTS                          PAGE
    ---------------------------------------------------    ----

    Report of Independent Public Accountants . . . . .      18

    Balance Sheet as of March 31, 1997 . . . . . . . .      19

    Statements of Operations for the years ended
      March 31, 1996 and 1997 and the period from
      inception (September 15, 1994) through
      March 31, 1997 . . . . . . . . . . . . . . . . .      20

    Statements of Shareholders' Equity for the period
      from inception (September 15, 1994) through
      March 31, 1997 . . . . . . . . . . . . . . . . .      21

    Statements of Cash Flows for the years ended
      March 31, 1996 and 1997 and the period from
      inception (September 15, 1994) through
      March 31, 1997 . . . . . . . . . . . . . . . . .      23

    Notes to Financial Statements. . . . . . . . . . .      24

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of PharmaPrint Inc.:

     We have audited the accompanying balance sheet of PharmaPrint Inc. (a California corporation in the development stage) as of March 31, 1997 and the related statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1996 and 1997 and for the period from inception (September 15, 1994) to March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of PharmaPrint Inc. as of March 31, 1997 and the results of its operations and its cash flows for the years ended March 31, 1996 and 1997 and for the period from inception (September 15, 1994) to March 31, 1997 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP




Orange County, California
May 2, 1997

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET - MARCH 31, 1997


                                        ASSETS

CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . .           $    8,170,072
     Other current assets. . . . . . . . . . . . .                  337,593
                                                             ----------------
       Total current assets  . . . . . . . . . . .                8,507,665

EQUIPMENT, NET . . . . . . . . . . . . . . . . . .                  185,571
OTHER ASSETS, net of accumulated amortization of
     $8,110. . . . . . . . . . . . . . . . . . . .                  138,684
                                                             ----------------
     Total assets  . . . . . . . . . . . . . . . .           $    8,831,920
                                                             ----------------
                                                             ----------------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable  . . . . . . . . . . . . . .           $      927,773
     Accrued expenses  . . . . . . . . . . . . . .                  166,823
                                                             ----------------
       Total current liabilities . . . . . . . . .                1,094,596
                                                             ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000
       shares authorized, no shares issued or
       outstanding . . . . . . . . . . . . . . . .                      ---
     Common stock, without par value - 19,000,000
       shares authorized, 11,000,000 shares
       issued and outstanding. . . . . . . . . . .               22,826,898
     Additional paid in capital. . . . . . . . . .                1,130,370
     Deferred compensation . . . . . . . . . . . .               (3,158,899)
     Deficit accumulated during the development
       stage . . . . . . . . . . . . . . . . . . .              (13,061,045)
                                                             ----------------
          Total shareholders' equity . . . . . . .                7,737,324
                                                             ----------------
          Total liabilities and shareholders'
            equity . . . . . . . . . . . . . . . .           $    8,831,920
                                                             ----------------
                                                             ----------------


          The accompanying notes are an integral part of this balance sheet.

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS


                                                                             Period From Inception
                                         Year Ended        Year Ended         (September 15, 1994)
                                       March 31, 1996     March 31, 1997     through March 31, 1997
                                      ----------------   ----------------   ------------------------
REVENUES . . . . . . . . . . . . .    $        ---       $         ---      $            ---

EXPENSES:
     Research and development  . .         386,878           2,980,064             3,745,398
     General and administrative  .         957,307           8,252,788             9,315,647
                                      ----------------   ----------------   ------------------------
                                         1,344,185          11,232,852            13,061,045
                                      ----------------   ----------------   ------------------------
LOSS FROM OPERATIONS . . . . . . .      (1,344,185)        (11,232,852)          (13,061,045)

                                      ----------------   ----------------   ------------------------
NET LOSS . . . . . . . . . . . . .    $ (1,344,185)      $ (11,232,852)     $    (13,061,045)
                                      ----------------   ----------------   ------------------------
                                      ----------------   ----------------   ------------------------
LOSS PER SHARE . . . . . . . . . .    $       (.16)      $       (1.10)     $          (1.47)
                                      ----------------   ----------------   ------------------------
                                      ----------------   ----------------   ------------------------

WEIGHTED AVERAGE
     SHARES AND
     EQUIVALENT SHARES
     OUTSTANDING . . . . . . . . .       8,297,103          10,193,131             8,897,833
                                      ----------------   ----------------   ------------------------
                                      ----------------   ----------------   ------------------------



      The accompanying notes are an integral part of these financial statements

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                          COMMON STOCK
                                                                 -------------------------------
                                                                                                     ADDITIONAL
                                                                        NUMBER OF                     PAID-IN        DEFERRED
                                                                          SHARES         AMOUNT       CAPITAL      COMPENSATION
                                                                 ---------------------------------------------------------------

BALANCE, September 15, 1994 (inception)                                     ---    $       ---    $       ---    $       ---

Issuance of common stock at $.001 per share to officer in
    November 1994 for cash and receivable. . . . . . . . .            4,265,845          4,100            ---            ---
Issuance of common stock at $.004 per share to officer in
    November 1994 for cash and receivable. . . . . . . . .            1,248,540          5,000            ---            ---
Issuance of common stock at $.001 per share in
    November 1994 for receivable . . . . . . . . . . . . .              104,045            100            ---            ---
Issuance of common stock at $.96 per share in
    December 1994 for cash and receivable. . . . . . . . .              624,270        600,000            ---            ---
Issuance of common stock at $.96 per share in
    March 1995 for technology rights . . . . . . . . . . .              328,563        315,789            ---            ---
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .                  ---            ---            ---            ---
                                                                 ---------------------------------------------------------------
BALANCE,  MARCH 31, 1995 . . . . . . . . .                            6,571,263        924,989            ---            ---
Fair value of options granted (based upon estimated fair
    values of common stock of $1.68 to $2.40 per share):
    July 1, 1995 (67,629 options). . . . . . . . . . . . .                  ---            ---         48,750            ---
    November 1, 1995 (88,438 options). . . . . . . . . . .                  ---            ---        127,500            ---
    January 1, 1996 (88,438 options) . . . . . . . . . . .                  ---            ---        127,500            ---
    March 22, 1996 (712,708 options) . . . . . . . . . . .                  ---            ---      1,027,500     (1,027,500)
Issuance of common stock in private placements in
    December 1995 at $2.40 per share, net of expenses. . .              618,034      1,314,616            ---            ---
Stock issued for services in March 1996. . . . . . . . . .              624,270      1,500,000            ---     (1,500,000)
Fair value of warrants issued with notes payable . . . . .                  ---            ---         31,250            ---
Payments on stock subscription receivable. . . . . . . . .                  ---            ---            ---            ---
Contribution of shares by shareholder in March 1996. . . .           (1,336,978)           ---            ---            ---
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .                  ---            ---            ---            ---
                                                                 ---------------------------------------------------------------
BALANCE, MARCH 31, 1996. . . . . . . . . . . . . . . . . .            6,476,589      3,739,605      1,362,500     (2,527,500)
Issuance of common stock in private placements in April
    1996 at $2.40 per share, net of expenses and
    repurchased shares . . . . . . . . . . . . . . . . . .               97,995        185,342            ---            ---
Payments on stock subscription receivable. . . . . . . . .                  ---            ---            ---            ---

                                                                       STOCK       DEFICIT ACCUMULATED
                                                                    SUBSCRIPTION   DURING DEVELOPMENT
                                                                     RECEIVABLE          STAGE          TOTAL
                                                                 ------------------------------------------------
BALANCE, September 15, 1994 (inception)                                $    ---      $     ---        $   ---

Issuance of common stock at $.001 per share to officer in
    November 1994 for cash and receivable. . . . . . . . .              (4,000)            ---            100
Issuance of common stock at $.004 per share to officer in
    November 1994 for cash and receivable. . . . . . . . .              (2,500)            ---          2,500
Issuance of common stock at $.001 per share in
    November 1994 for receivable . . . . . . . . . . . . .                (100)            ---            ---
Issuance of common stock at $.96 per share in
    December 1994 for cash and receivable. . . . . . . . .            (200,000)            ---        400,000
Issuance of common stock at $.96 per share in
    March 1995 for technology rights . . . . . . . . . . .                  ---            ---        315,789
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .                  ---      (484,008)      (484,008)
                                                                 ------------------------------------------------
BALANCE,  MARCH 31, 1995 . . . . . . . . . . . . . . . . .            (206,600)      (484,008)        234,381

Fair value of options granted (based upon estimated fair
    values of common stock of $1.68 to $2.40 per share):
    July 1, 1995 (67,629 options). . . . . . . . . . . . .                  ---            ---         48,750
    November 1, 1995 (88,438 options). . . . . . . . . . .                  ---            ---        127,500
    January 1, 1996 (88,438 options) . . . . . . . . . . .                  ---            ---        127,500
    March 22, 1996 (712,708 options) . . . . . . . . . . .                  ---            ---            ---
Issuance of common stock in private placements in
    December 1995 at $2.40 per share, net of expenses. . .            (100,000)            ---      1,214,616
Stock issued for services in March 1996. . . . . . . . . .                  ---            ---            ---
Fair value of warrants issued with notes payable . . . . .                  ---            ---         31,250
Payments on stock subscription receivable. . . . . . . . .              200,000            ---        200,000
Contribution of shares by shareholder in March 1996. . . .                  ---            ---            ---
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .                  ---    (1,344,185)    (1,344,185)
                                                                 ------------------------------------------------
BALANCE, MARCH 31, 1996. . . . . . . . . . . . . . . . . .            (106,600)    (1,828,193)        639,812
Issuance of common stock in private placements in April
    1996 at $2.40 per share, net of expenses and
    repurchased shares . . . . . . . . . . . . . . . . . .                  ---            ---        185,342
Payments on stock subscription receivable. . . . . . . . .              106,600            ---        106,600


    The accompanying notes are an integral part of these financial statements.



                                                              PHARMAPRINT INC.
                                                        (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                          COMMON STOCK
                                                                 -------------------------------
                                                                                                     ADDITIONAL
                                                                        NUMBER OF                     PAID-IN        DEFERRED
                                                                          SHARES         AMOUNT       CAPITAL      COMPENSATION
                                                                 ---------------------------------------------------------------

Common stock issued upon cancellation of options in May
    1996 . . . . . . . . . . . . . . . . . . . . . . . . .              712,708      1,712,500       (127,500)           ---
Restricted shares issued for services upon cancellation of
    options in May 1996. . . . . . . . . . . . . . . . . .              712,708      2,984,466     (1,027,500)    (1,956,966)
Issuance of common stock in initial public offering in
    August 1996, net of expenses . . . . . . . . . . . . .            3,000,000     12,704,985            ---            ---
Remeasurement of stock issued in March 1996. . . . . . . .                  ---      1,500,000            ---     (1,500,000)
Amortization of deferred compensation. . . . . . . . . . .                  ---            ---            ---      3,000,000
Fair value of options granted to consultants in
    October 1996 . . . . . . . . . . . . . . . . . . . . .                  ---            ---        274,433       (174,433)
Fair value of stock transferred by a major shareholder to
    third parties as compensation for services in
    December 1996. . . . . . . . . . . . . . . . . . . . .                  ---            ---        648,437            ---
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .                  ---            ---            ---            ---
                                                                 ---------------------------------------------------------------
BALANCE, MARCH 31, 1997. . . . . . . . . . . . . . . . . .           11,000,000    $22,826,898    $ 1,130,370    $(3,158,899)
                                                                 ---------------------------------------------------------------
                                                                 ---------------------------------------------------------------

                                                                       STOCK       DEFICIT ACCUMULATED
                                                                    SUBSCRIPTION   DURING DEVELOPMENT
                                                                     RECEIVABLE          STAGE          TOTAL
                                                                 ------------------------------------------------
Common stock issued upon cancellation of options in May
    1996 . . . . . . . . . . . . . . . . . . . . . . . . .                  ---            ---      1,585,000
Restricted shares issued for services upon cancellation of
    options in May 1996. . . . . . . . . . . . . . . . . .                  ---            ---            ---
Issuance of common stock in initial public offering in
    August 1996, net of expenses . . . . . . . . . . . . .                  ---            ---     12,704,985
Remeasurement of stock issued in March 1996. . . . . . . .                  ---            ---            ---
Amortization of deferred compensation. . . . . . . . . . .                  ---            ---      3,000,000
Fair value of options granted to consultants in
    October 1996 . . . . . . . . . . . . . . . . . . . . .                  ---            ---        100,000
Fair value of stock transferred by a major shareholder to
    third parties as compensation for services in
    December 1996. . . . . . . . . . . . . . . . . . . . .                  ---            ---        648,437
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .                  ---    (11,232,852)   (11,232,852)
                                                                 ------------------------------------------------
BALANCE, MARCH 31, 1997. . . . . . . . . . . . . . . . . .                 $---   $(13,061,045)  $  7,737,324
                                                                 ------------------------------------------------
                                                                 ------------------------------------------------


* No shares of Preferred Stock issued.

   The accompanying notes are an integral part of these financial statements.

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS


                                                                                      PERIOD FROM INCEPTION
                                               YEAR ENDED          YEAR ENDED          (SEPTEMBER 15, 1994)
                                             MARCH 31, 1997      MARCH 31, 1996       THROUGH MARCH 31, 1997
                                            ----------------    ----------------    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . .   $    ( 1,344,185)   $   ( 11,232,852)   $         (13,061,045)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation . . . . . . . . . . . . .                ---               9,188                    9,188
  Amortization of discount on notes
  payable. . . . . . . . . . . . . . . .                ---              31,250                   31,250
  Fair value of stock issued for
  technology licensing rights. . . . . .                ---                 ---                  315,789
  Fair value of stock and options issued            303,750           5,333,437                5,637,187
  (Increase) decrease in prepaid
  research services. . . . . . . . . . .             (5,000)             88,333                      ---
  Increase in other current assets . . .                ---            (308,351)                (337,593)
  Increase in other assets, net. . . . .            (48,167)            (84,598)                (138,684)
  Increase (decrease) in amount due to USC          166,000            (176,000)                     ---
  Increase in accounts payable and accrued
  expenses . . . . . . . . . . . . . . .            116,542             973,554                1,094,596
                                            ----------------    ----------------    -------------------------

  Net cash used in operating activities.           (811,060)         (5,366,039)              (6,449,312)
                                            ----------------    ----------------    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment. . . . . . . . .                ---            (194,759)                (194,759)
                                            ----------------    ----------------    -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
  stock. . . . . . . . . . . . . . . . .          1,214,616          12,890,327               14,507,543
  (Increase) decrease in deferred offering
  costs. . . . . . . . . . . . . . . . .            (94,203)             94,203                      ---
  Proceeds from stock subscription
  receivable . . . . . . . . . . . . . .            200,000             106,600                  306,600
  Proceeds from notes payable. . . . . .            250,000              20,000                  270,000
  Repayment of notes payable . . . . . .                ---            (270,000)                (270,000)
                                            ----------------    ----------------    -------------------------
  Net cash provided by financing activities       1,570,413          12,841,130               14,814,143
                                            ----------------    ----------------    -------------------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . .            759,353           7,280,332                8,170,072
  CASH AND CASH EQUIVALENTS,
  beginning of period. . . . . . . . . .            130,387             889,740                      ---
                                            ----------------    ----------------    -------------------------
CASH AND CASH EQUIVALENTS, end of
  period . . . . . . . . . . . . . . . .   $        889,740    $      8,170,072    $           8,170,072
                                            ----------------    ----------------    -------------------------
                                            ----------------    ----------------    -------------------------


    The accompanying notes are an integral part of these financial statements.

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION, NARRATIVE DISCUSSION OF THE BUSINESS AND RISK FACTORS

ORGANIZATION

    PharmaPrint Inc. (the "Company" or "PharmaPrint"), a development stage company, was incorporated in the State of California in September 1994. The Company was formed in order to complete the development and commercialization of the research initiated by Dr. Tasneem A. Khwaja, a founder and major shareholder of the Company, over a 20 year period at the University of Southern California ("USC") School of Medicine.

    Effective October 30, 1996, the Company changed its name from ABT Global Pharmaceutical Corp. to PharmaPrint Inc. In April 1997, the Board of Directors approved a resolution to change the Company's state of incorporation from California to Delaware. Such resolution requires the approval of shareholders, which will be requested at the August 19, 1997, Annual Meeting of Shareholders.

NARRATIVE DESCRIPTION OF THE BUSINESS

    The Company develops and manufactures pharmaceutical versions of herbal medicines to be used in the treatment of various maladies. The Company's technology for standardizing the manufacture of herbal medicines into pharmaceuticals is marketed as the PharmaPrint-TM- process. The PharmaPrint-TM-process is designed to enable the Company to precisely identify, quantify and accurately reproduce each of the bioactive components in the herbal compound. The Company believes that the PharmaPrint-TM- process provides the information necessary to seek patent protection and together with the results of toxicology testing and clinical trials, United States Food and Drug Administration ("FDA") approval for each pharmaceutical version of the herbal medicine. The Company also believes that the PharmaPrint-TM- process is the only current method for developing acceptable and approvable pharmaceutical versions of herbal medicines. The initial science underlying this technology was developed in the laboratories of the USC School of Medicine by Dr. Khwaja.

    The Company believes there is a significant market for the use of the PharmaPrint-TM- process. The market opportunities include developing pharmaceuticals from herbal medicines for the Company's own account, in joint venture arrangements with other companies and on a contract basis for other companies for a fee and a royalty on sales. The Company expects the products it develops to be distributed in the United States and foreign markets. The contract services that the Company seeks to provide to others for developing pharmaceuticals from herbal medicines includes developing the PharmaPrint-TM- of an herbal medicine, applying for patents, toxicology testing, preparing and filing Investigational New Drug ("IND") applications, conducting FDA regulated clinical trials and preparing and filing New Drug Applications ("NDA") for the pharmaceutical versions of such herbal medicines. In that regard, the Company has obtained two letters of intent from foreign producers of herbal medicines to develop pharmaceutical versions of three herbal medicines in a joint venture arrangement. However, there can be no assurance that either letter of intent will lead to a formal agreement or that the Company will otherwise be able to successfully market its PharmaPrint-TM- process.

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


DEVELOPMENT STAGE COMPANY AND RISK FACTORS

    PharmaPrint is considered to be a development stage company. Since inception (September 15, 1994), the Company has been primarily engaged in research, filing for and securing patent protection, product development and raising capital.

    The Company, as a development stage enterprise, has yet to generate revenues and has no assurance of future revenues. There can be no assurance that the Company will obtain FDA approval or be able to successfully market its PharmaPrint-TM- process. If the Company's marketing efforts with third parties are unsuccessful, the Company expects to continue to incur substantial operating losses over the next several years and may require substantial financing to fund its operations. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market its PharmaPrint-TM- process to third parties, overall product development costs including the cost of toxicology testing and clinical trials, the length of time required to obtain FDA approval, if any, competing technological and market developments, changes in existing collaborative relationships, sales and marketing arrangements and the costs of establishing subcontracts for research and development. Additionally, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    For financial reporting purposes, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred.

EQUIPMENT

    Equipment is stated at cost and consisted of the following at March 31, 1997:

              Equipment                                 $119,252
              Furniture                                   75,507
              Less accumulated depreciation               (9,188)
                                                     ---------------
              Equipment, net                            $185,571
                                                     ---------------
                                                     ---------------

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     Depreciation is provided using the straight-line method over the estimated useful life for equipment of three years and furniture for five years.

OTHER LONG-TERM ASSETS

     Organization costs are amortized on a straight-line basis over five years. Patent costs are amortized on a straight-line basis over 10 years.

LOSS PER SHARE

     Loss per share is computed based on the weighted average number of shares outstanding for the period. Common equivalent shares are excluded from the computation as their effect is antidulutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the initial filing of the Company's initial public offering (the "Offering") at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method).

INCOME TAXES

     The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities using enacted tax rules that will be in effect when the differences are expected to reverse.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     During fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company will continue to account for employee stock options in accordance with APB Opinion No. 25 and has made the necessary pro forma disclosures mandated by SFAS No.
123. Additionally, all non-employee stock options will be accounted for in accordance with SFAS No. 123. Compensation expense related to such non-employee stock options will be calculated using the fair market value of the stock option on the date of grant. (See Note 6.)

     The Company also adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1997. The adoption of this pronouncement did not have a material impact on the financial position and results of operations of the Company.

PENDING ACCOUNTING PRONOUNCEMENTS

     In fiscal 1998, the Company will be required to adopt SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings (loss) per share by simplifying the standards previously found in APB Opinion No. 15, and makes them comparable to international standards. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company does not believe that

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


the adoption of either of these Statements will have a significant impact on its financial position or reported results of operations.

RECLASSIFICATIONS

     Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

3.   AGREEMENTS WITH USC

LICENSE AGREEMENT

     In March 1995, the Company entered into a license agreement with USC (the "USC License Agreement") that grants the Company an exclusive, worldwide license to: (1) the PharmaPrint-TM- process; (2) use certain therapeutic compounds; and
(3) other related products developed by Dr. Khwaja's laboratory at USC. USC has also agreed to grant the Company the right to sublicense certain products and a right of first refusal to obtain a license for any improvements to certain products developed by USC. The term of the USC License Agreement began March 1, 1995, and ends on the later of February 28, 2010, or the expiration of the last issued patent under the USC License Agreement.

     In exchange for the license, the Company agreed to pay USC: (1) royalty payments of 3% of the Company's net sales of pharmaceutical products developed using the PharmaPrint-TM- process; (2) after the first patent issues, an annual minimum royalty of $15,000, which shall increase by $5,000 annually for the following two years and be $25,000 annually thereafter; (3) an annual license fee of $10,000 payable until a patent issues; and (4) 328,563 shares of the Company's common stock at the time of the exchange. During fiscal 1996, USC and Dr. Khwaja were party to a Distribution of Royalty Income Agreement pursuant to which USC agreed to pay Dr. Khwaja 50% of the net royalties received by USC under the USC License Agreement. During fiscal 1997, Dr. Khwaja waived his right to such consideration. The cost of the USC License Agreement, approximately $316,000, recorded as research and development expense in the fiscal 1995 statement of operations, is also included in the accompanying statement of operations for the period from inception (September 15, 1994) through March 31, 1997.

RESEARCH AGREEMENT

     Effective March 1, 1995, the Company and USC entered into a five year research agreement (the "Research Agreement") that required USC to perform certain research, as defined under the Research Agreement, from March 1, 1995 through February 29, 2000. Due to the completion of the work performed on the Company's initial pharmaceutical and the underlying science relating to the PharmaPrint-TM- process, effective March 31, 1997, the Company and USC mutually agreed to cancel the Research Agreement. Total expenses incurred relating to the Research Agreement for the year ended March 31, 1996, were $201,000. During the year ended March 31, 1997, the Company reimbursed USC $116,000 of the $176,000 amount outstanding as of March 31, 1996. The remaining $60,000 was recorded as a reduction of research and development expense during fiscal 1997.

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.   INCOME TAXES

     No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through March 31, 1997. At March 31, 1997, the Company has net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes of approximately $5,100,000 and $ 2,550,000, respectively; such carry forwards expire in various years through 2012. Other deferred tax assets include the timing of certain expenses for book and tax purposes. The company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

     Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events that may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. At March 31, 1997, the effect of such limitation, if imposed, has not been determined.

5.   COMMITMENTS AND CONTINGENCIES

LEASE

     The Company leases its corporate headquarters under an operating lease that expires in December 1998. Rent expense for the current and the previous (expired) office lease was approximately $10,000 and $86,000 for the years ended March 31, 1996 and 1997, respectively. At March 31, 1997, future minimum lease payments under the noncancelable operating lease are as follows:

                    YEAR ENDED MARCH 31             AMOUNT
               ---------------------------     ---------------
                         1998                     $ 160,000
                         1999                       129,000
                                               ---------------
                                                  $ 289,000
                                               ---------------
                                               ---------------

EMPLOYMENT AGREEMENTS

     At March 31, 1997, the Company had employment agreements (the "Employment Agreements") with its Chief Executive Officer and its Chief Scientific Officer. The Employment Agreements provide for base salaries in the aggregate of $334,000, plus certain benefits. The Employment Agreements were effective November 1, 1995, and were subsequently modified in May 1996 and March 1997. The Employment Agreements expire in October 1998.

PERSONAL SERVICES AGREEMENT

     The Company entered into an agreement (the "Personal Services Agreement") with Dimension Memory, Inc. ("Dimension") in May 1996. Pursuant to the Personal Services Agreement, which expires on December 31, 1998, Dimension is to provide the services of Robert J. Burgess as Executive Vice President and Chief Operating Officer of the Company. Under the terms of the Personal Services Agreement, the Company is to provide annual compensation to Dimension of $140,000, to be paid at a rate of $11,667

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


monthly, and certain other benefits. The Company also issued 712,708 shares of its common stock to Dimension. As a result of the issuance of common stock, the Company recorded compensation expense of $1,585,000 for the year ended March 31, 1997.

     In December 1996, the Company amended the Personal Services Agreement with Dimension. The amended agreement provides for the immediate payment by the Company of all amounts due under the Personal Services Agreement in exchange for Dimension agreeing to provide additional services to the Company. As a result of this amended agreement, in December 1996 the Company paid and capitalized an amount to Dimension of $312,000 and will amortize such amounts through December 1998. The unamortized amount, $266,000 at March 31, 1997, has been recorded in other current assets in the accompanying balance sheet.

     Effective April 15, 1997, Dimension agreed to provide the services of Mr. Burgess as the Company's President and Chief Operating Officer and the Company agreed to pay Dimension at a rate of $36,000 per year, effective March 1, 1997.

6.   SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Company's Board of Directors is authorized, subject to California law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix or alter the rights, preferences, privileges and restrictions, including voting, conversion, liquidation, dividend and redemption of the shares of each wholly unissued series and any restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without further action of the shareholders. As of March 31, 1997, the Company has not issued any of the 1,000,000 shares of authorized preferred stock.

COMMON STOCK

     Subject to the rights of any Preferred Stock that may be outstanding, holders of common stock are entitled to receive dividends as determined by the Company's Board of Directors. Each shareholder is entitled to one vote for each share of common stock held. The common stock is not entitled to either preemptive rights or redemption. In the event of liquidation, the holders of common stock will be entitled to receive a pro rata basis all of the remaining net assets of the Company available for distribution.


     In July 1996, the Company's Board of Directors approved a 1.04045 for 1 stock split of the Company's common stock. All references in the accompanying financial statements to the number of shares and per share amounts, unless otherwise noted, have been restated to reflect the effect of this action.

     In August 1996, the Company completed the Offering of 3,000,000 shares of its common stock at $5.00 per share. From the sale, the Company received net proceeds of approximately $12,705,000.

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     During the fiscal year ended March 31, 1997, Dr. Khwaja, the Company's then Chairman and a majority shareholder, agreed to transfer 125,000 shares of his common stock to third parties. As a result of this transfer, compensation expense of approximately $648,000 was recorded and included in general and administrative expense during fiscal 1997 and additional paid-in capital at March 31, 1997.

     In May 1997, the Company's Board of Directors approved an increase in the number of authorized shares of common stock from 19,000,000 to 24,000,000. Such increase is subject to shareholder approval, which will be requested at the Company's annual meeting in August 1997.

PRIVATE PLACEMENT

     In December 1995, the Company sold 618,034 shares of its common stock at $2.40 per share in a private placement. From the sale, the Company received proceeds of approximately $1,315,000.

     During 1996, the Company offered (the "Repurchase Offer") to certain private placement shareholders of the Company's common stock two alternatives, either (i) the right to receive an additional one share of common stock for each share purchased in certain private placements, thus effectively reducing the price by half, or (ii) the right to cause the Company to repurchase the shares of common stock for $5.00 per share (the original purchase price), plus interest from the date of purchase. By its terms, the Repurchase Offer remained open for 30 days and terminated on July 3, 1996. The Repurchase Offer resulted in the Company repurchasing 35,600 shares (pre-split) for $91,000 in cash and the cancellation of $87,000 of stock subscriptions receivable.

     In April 1996, the Company sold 97,995 shares of its common stock at $2.40 per share in a private placement. From the sale, the Company received net proceeds of approximately $185,000, net of fees and repurchased shares.

1995 STOCK OPTION PLAN

     On April 14, 1995, the Company adopted the 1995 Stock Option Plan, as Amended (the "1995 Plan"), pursuant to which directors, officers, key employees, consultants, scientific advisors and other personnel working directly with the Company are eligible to receive stock options as defined in the 1995 Plan. The 1995 Plan is administered by a designated committee (the "Committee") of the Board of Directors, which is empowered to determine the terms and conditions of each option, as defined by the 1995 Plan. The Company can grant either nonqualified or incentive stock options, as defined, under the 1995 Plan that vest as determined by the Committee. The 1995 Plan, unless terminated sooner by the Board of Directors, will terminate on April 14, 2005.

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Option activity from adoption of the 1995 Plan (April 15, 1995) to March 31, 1997 is as follows:

                            YEAR ENDED MARCH 31, 1996  YEAR ENDED MARCH 31, 1997
                            -------------------------  -------------------------
                                          WEIGHTED                  WEIGHTED
                               OPTIONS  AVERAGE PRICE   OPTIONS  AVERAGE PRICE
                               -------  -------------   -------  ---------------

Outstanding at beginning
of period: . . . . . . . . .       ---         ---      997,097    $     0.96
     Granted . . . . . . . .   997,097       $0.96      409,251    $     5.08
     Exercised . . . . . . .       ---         ---          ---           ---
     Cancelled . . . . . . .       ---         ---     (624,270)   $     0.96
                               -------                  -------
Outstanding at end of period   997,097       $0.96      782,078    $     3.11
                               -------                  -------
                               -------                  -------
Exercisable at end of period   997,097       $0.96      577,566    $     2.37
                               -------                  -------
                               -------                  -------

     The 782,078 options to purchase common stock outstanding at March 31, 1997, have exercise prices between $0.96 and $5.88 and a weighted average remaining option period of approximately 5.3 years.

     During the year ended March 31, 1996, the Company granted certain options to purchase common stock at an exercise price below the estimated fair value of the Company's common stock on the date of grant. As a result, the Company recorded approximately $304,000 as compensation expense during fiscal 1996.

     During the year ended March 31, 1996, the Company granted two individuals options to purchase 801,147 shares of common stock at a price of $0.96 per share outside of the 1995 Plan. During the year ended March 31, 1997, these options were canceled.

     During the year ended March 31, 1997, the Company also granted to consultants, options to purchase 86,800 shares of common stock, at the fair market value on the date of grant. Of such grants, 10,000 options were granted under the 1995 Plan and vested immediately and 76,800 options were granted outside the 1995 Plan (see below) and vest over two years. In accordance with SFAS No. 123, the Company recorded compensation expense of approximately $100,000 during fiscal 1997. Additionally, the Company has recorded $174,000 as deferred compensation relating to the 76,800 options at March 31, 1997, such amount to be amortized over the remaining vesting period (18 months) of the options and has included $274,000 in additional paid-in-capital at March 31, 1997.

     During the year ended March 31, 1997, the Company granted options to purchase 141,800 shares of common stock, at the fair market value on the date of grant, outside of the 1995 Plan. Additionally, the Company's then Chairman of the Board of Directors and a majority shareholder, granted certain individuals options to purchase 430,000 shares of his common stock.

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     All of the aforementioned options are included in the Company's pro forma calculation (see below) pursuant to SFAS No 123, with the exception of options to purchase 76,800 shares of common stock, which are recorded as compensation expense as discussed previously.

     During fiscal 1997, the Company adopted the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company will continue to account for employee stock options in accordance with APB Opinion No. 25. Accordingly, no compensation expenses has been recognized in the accompanying statements of operations, other than compensation expense recognized for options granted to employees below fair value of the Company's common stock on the date of grant and options granted to consultants of the Company. Had compensation expense been determined under the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:


                                    FOR YEARS ENDED
                        --------------------------------------              FOR THE PERIOD FROM INCEPTION
                        MARCH 31, 1996          MARCH 31, 1997      (SEPTEMBER 15,1994)  THROUGH MARCH 31, 1997
                        --------------------------------------      -------------------------------------------

NET LOSS
   As Reported . . .    $(1,344,185)            $(11,232,852)                   $   (13,061,045)
   Pro Forma . . . .    $(1,407,998)            $(12,183,608)                   $   (14,075,614)
LOSS PER SHARE
   As Reported . . .    $      (.16)            $      (1.10)                   $         (1.47)
   Pro Forma . . . .    $      (.17)            $      (1.20)                   $         (1.58)




    The weighted average fair value of options granted was $1.37 and $2.65 for the years ended March 31, 1996 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1996 and 1997, respectively: weighted average risk free interest rates of 5.99% and 5.67%; expected dividend yields of 0% for each year; expected lives of 3 years and 4 years; and expected volatility of approximately 0% and 65%.

SHAREHOLDERS AGREEMENT

    The Company entered into a shareholders agreement (the "Shareholders Agreement") in March 1996, with Elliot P. Friedman, the Company's Chief Executive Officer, Tasneem Khwaja, the Company's then Chairman, and certain individuals and entities. Pursuant to the Shareholders Agreement: (1) Dr. Khwaja contributed 1,336,978 shares of common stock to the Company as a capital contribution; (2) the Company issued 624,270 shares of common stock to D-RAM Industries PTY Ltd. ("D-RAM"), as nominee of Robert J. Burgess for consulting services; and (3) the Company granted stock options to purchase 712,708 shares of common stock at a price of $0.96 per share to Mr. Friedman.

    The common stock options granted to Mr. Friedman and the common stock issued to D-RAM were subject to cancellation if the Company did not raise a minimum amount of proceeds in the Offering prior to August 16, 1997, as defined. In addition, the options granted to Mr. Friedman were to be canceled on August 20, 2001, unless prior to that date: (1) the Company received approval of the FDA for the public

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


sale of any pharmaceutical product; (2) the Company consummated a merger or other transaction or the Company sold substantially all of its assets; (3) the Company generated net pretax earnings of $0.50 per share for two consecutive years, as defined; or (4) certain shares of common stock of each of Mr. Friedman and Dr. Khwaja, the sale of which is restricted until August 14, 2001 pursuant to a lock-up agreement with the underwriter of the Offering, are released from such lock-up agreement.

    In May 1996, the Shareholders' Agreement was revised and the stock options to purchase 712,708 shares of common stock granted to Mr. Friedman were canceled and the Company issued 712,708 shares of common stock to Mr. Friedman. Such shares are subject to the same conditions as the aforementioned options to purchase common stock.

    In August 1996, due to the successful completion of the Offering, the conditions placed upon the common stock issued to D-RAM were met and thus the Company recorded $3,000,000 of compensation expense in the accompanying statement of operations for the year ended March 31, 1997, based upon the estimated fair market value of the stock at the time the conditions were met.

    Due to the remaining significant uncertainties related to the conditions attached to the common stock issued to Mr. Friedman, the Company has deferred recording compensation expense until the period that the required events occur. Compensation expense will be based upon the fair value of the Company's common stock at that time. Based upon the current fair value of the common stock, such compensation expense would approximate $2,984,000 and has been recorded as deferred compensation in the accompanying balance sheet.

WARRANTS

    At March 31, 1997, a shareholder had a warrant outstanding for the purchase of 52,203 shares of common stock at a purchase price of $0.96. The warrant is exercisable through March 31, 2001.

    At March 31, 1997, the underwriter of the Offering had a warrant outstanding for the purchase of 300,000 shares of common stock at a purchase price of $8.25 per share. The warrant is exercisable through August 2001. In May 1997, the underwriter agreed that any shares of common stock purchased pursuant to the warrant would not be sold for an additional year (until August 20, 1998) and the Company agreed to reduce the purchase price of the warrant to $5.50 per share.

7.  RELATED-PARTY TRANSACTIONS

    Advanced Bioresearch Associates ("ABA") is a clinical research organization that provides FDA strategic consulting and professional services and provides guidance to the Company in connection with various clinical, scientific and regulatory matters. ABA has offices in San Diego
and San Francisco, California and Washington, D.C.   Mr. Howard R. Asher, a
member of the Company's Board of Directors, is the President and Chief Executive Officer and a controlling shareholder of ABA. The Company incurred approximately $98,000, and $1,069,000 of research and development expenses relating to the services provided by ABA for the years ended March 31, 1996 and 1997, respectively. At March 31, 1997, the Company included in accounts payable approximately $172,000 relating to amounts owed to ABA.

                                   PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


    During the year ended March 31, 1997, the Company utilized the services of Mr. Phillip G. Trad, a member of the Company's Board of Directors, for various legal and business development matters. The Company incurred approximately $50,000 of general and administrative expenses for the year ended March 31, 1997, relating to the services provided by Mr. Trad. At March 31, 1997, the Company included in accounts payable $10,000 relating to amounts owed to Mr. Trad.


8.  SUBSEQUENT EVENTS

    In June 1997, the Board of Directors approved a resolution to increase the number of authorized shares of common stock for grant under the 1995 Plan from 800,000 shares to 2,200,000 shares. Such resolution requires the approval of shareholders, which will be requested at the August 19, 1997, Annual Meeting of Shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF PHARMAPRINT INC.; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information regarding executive officers required by Item 9 is furnished under "Executive Officers of PharmaPrint Inc." in Part I of this Report. The other information required by Item 9 is hereby incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders to be held on August 22, 1997 (the "Proxy Statement").


ITEM 10. EXECUTIVE COMPENSATION

    Information on executive compensation is incorporated herein by reference from the Registrant's Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Proxy Statement.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
     NUMBER                       DESCRIPTION
    --------   ---------------------------------------------------------------

     3.1(2)    Amended and Restated Articles of Incorporation of the Company
     3.2(1)    Bylaws of the Company as amended to date
     4.2(1)    Form of Common Stock certificate
    10.2(1)    1995 Stock Option Plan, as amended, and Form of Incentive
                 Stock Option Agreement

    10.3(4)   Form of Non-Qualified Stock Option Agreement
    10.4(1)   Elliot P. Friedman Employment Agreement, as amended
    10.5(1)   Tasneem A. Khwaja Employment Agreement, as amended
    10.6(4)   Form of Confidentiality Agreement
    10.7(1)   Canadian National Research Council Agreement
    10.8(1)   Dimension Memory, Inc. Personal Services Agreement
    10.9(3)   Amendment No. 1 to the Dimension Memory, Inc. Personal Services
                Agreement
    10.10(3) Lease dated October 28, 1997 for Company's headquarter facility 10.11(1) License Agreement dated March 1, 1995 between the Company and
                USC, and related Registration Rights Agreement and Stock Waiver 10.12(1) Letter of Engagement between Company and Advanced BioResearch
                Associates
    10.13(1)  Bridge Note and related Warrant
    10.14(1)  Shareholders Agreement
    10.15(1)  Agreement Among Certain Shareholders
    10.16(1) Agreement Among Elliot Friedman, Tasneem Khwaja, and the Company 10.17(1) Registration Rights Agreement with D-RAM Industries PTY, Ltd. 10.18(1) Registration Rights Agreement with JadiJo, Inc.
    10.19(4)  Warrant agreement between the Company and M.H. Meyerson & Company
    27.1(4)   Financial Data Schedule

-----------------------------------------

    (1) Incorporated by reference to the Company's registration Statement on Form SB-2 (No. 333-4912-LA)
    (2) Incorporated by reference to the Company's September 30, 1996 report on Form 10-QSB
    (3) Incorporated by reference to the Company's December 31, 1996 report on Form 10-QSB
    (4)  Filed herewith


    (b) There were no reports on Form 8-K filed by the Issuer during the fourth quarter of fiscal year ended March 31, 1997.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  PHAMAPRINT INC.


                                  BY:  /s/  Elliot P. Friedman
                                  ------------------------------------------
                                  Elliot P. Friedman
                                  Chairman of the Board of Directors and
                                  Chief Executive Officer
Date:  June   30, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              NAME AND SIGNATURE                           TITLE                           DATE
    ----------------------------------------     ----------------------------------      -------------
    /s/  Elliot P. Friedman
    ----------------------------------------
     Elliot P. Friedman                          Chairman of the Board of Directors
                                                 and Chief Executive Officer             June 30, 1997

    /s/  James R. Wodach
    ----------------------------------------
     James R. Wodach                             Senior Vice President and Chief
                                                 Financial Officer                       June 30, 1997

    /s/  Tasneem A. Khwaja
    ----------------------------------------
     Tasneem A. Khwaja, Ph.D.                    Chief Scientific Officer, Secretary,
                                                 and Director                            June 30, 1997

    /s/  John H. Ables
    ----------------------------------------
     John H. Ables, M.D.                         Director                                June 30, 1997

    /s/ Lyle Anderson
    ----------------------------------------
     Lyle Anderson                               Director                                June 30, 1997

    /s/  Howard R. Asher
    ----------------------------------------
     Howard R. Asher                             Director                                June 30, 1997

    /s/  Phillip G. Trad
    ----------------------------------------
     Phillip G. Trad                             Director                                June 30, 1997

    /s/  Nathan Troum
    ----------------------------------------
     Nathan Troum, M.D.                          Director                                June 30, 1997
