Form 10QSB
period 1997-06-30
PHARMAPRINT INC
filed 1997-08-14
CIK 935155

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(MARK ONE)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________.

                        Commission File Number  000-21141

                               PHARMAPRINT INC.
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                33-0640125
     (State or jurisdiction of                     (I.R.S. employer
    incorporation or organization)                identification No.)


    4 PARK PLAZA, SUITE 1900, IRVINE,
               CALIFORNIA                                 92614
(Address of principal executive offices)               (Zip code)

    REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 655-7778


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  No   / /

Number of shares outstanding as of August 11, 1997:  Common Stock:  11,005,202

Total number of pages: 15

                                   PHARMAPRINT INC.

                                        INDEX

                                                                           Page
FACING SHEET  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

PART I.      FINANCIAL INFORMATION

Item 1.  Balance Sheet as of June 30, 1997 (unaudited) . . . . . . . . . .   3
         Statements of Operations for the three months ended
         June 30, 1996 and 1997,  and for the period from inception
         (September 15, 1994) through June 30, 1997 (unaudited). . . . . .   4
         Statements of Cash Flows for the three months ended
         June 30, 1996 and 1997, and for the period from inception
         (September 15, 1994) through June 30, 1997 (unaudited)  . . . . .   5
         Notes to Financial Statements (unaudited) . . . . . . . . . . . .   6

Item 2.  Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . .  11

PART II.      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  15

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

   This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "believes", "anticipate," "expect," "may," "project," "intend" or similar expressions.

   The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in the Company's March 31, 1997, Annual Report on Form 10-KSB, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: ability to attract partners and third parties to transact business with the Company, government regulation and uncertainty of product approvals, ability to commercialize and market products, results of research and development and clinical studies, technological advances by third parties and competition, ability to obtain and enforce patents, future capital needs of the Company, history of operating losses, dependence upon key personnel, uncertainty regarding health care reimbursement and reform, limited manufacturing and marketing experience, control by existing shareholders and general economic and business conditions.

                                  PHARMAPRINT INC.
                            (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET -- JUNE 30, 1997
                                    (UNAUDITED)

                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.  . . . . . . . . . . . . . . . . . . .  $5,846,828
  Other current assets  . . . . . . . . . . . . . . . . . . . . . .     343,475
                                                                     ----------
      Total current assets. . . . . . . . . . . . . . . . . . . . .   6,190,303

EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . . . . . . . . .     199,136
OTHER ASSETS, net of accumulated depreciation and
  amortization of $12,720 . . . . . . . . . . . . . . . . . . . . .     147,662
                                                                     ----------
     Total assets  . . . . . . . . . . . . . . . . . . . . . . . .   $6,537,101
                                                                     ----------
                                                                     ----------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .    $  421,566
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .       182,015
                                                                     ----------
    Total current liabilities . . . . . . . . . . . . . . . . . .       603,581
                                                                     ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - 1,000,000 shares
    authorized, no shares issued or outstanding . . . . . . . . .          -
  Common stock, without par value -
         19,000,000 shares authorized,
         11,000,000 shares issued and outstanding . . . . . . . .    24,653,211
  Additional paid in capital. . . . . . . . . . . . . . . . . . .     1,130,370
  Deferred compensation . . . . . . . . . . . . . . . . . . . . .    (4,955,212)

  Deficit accumulated during the development stage. . . . . . . .   (14,894,849)
                                                                     ----------
    Total shareholders' equity  . . . . . . . . . . . . . . . . .     5,933,520
                                                                     ----------
    Total liabilities and shareholders' equity. . . . . . . . . .    $6,537,101
                                                                     ----------
                                                                     ----------

      The accompanying notes are an integral part of this balance sheet

                                  PHARMAPRINT INC.
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                  THREE MONTHS      THREE MONTHS     PERIOD FROM INCEPTION
                                  ENDED JUNE 30,   ENDED JUNE 30,     (SEPTEMBER 15, 1994)
                                      1996             1997          THROUGH JUNE 30, 1997)
                                  -------------    --------------    ----------------------
REVENUES . . . . . . . . . . . .   $       --      $       --              $        --

EXPENSES:
  Research and development . . .      385,130       1,029,818                4,775,216
  General and administrative . .    2,105,390         803,986               10,119,633
                                  -----------     -----------             ------------
                                    2,490,520       1,833,804               14,894,849
                                  -----------     -----------             ------------
LOSS FROM OPERATIONS . . . . . .   (2,490,520)     (1,833,804)             (14,894,849)
                                  -----------     -----------             ------------
NET LOSS . . . . . . . . . . . .  $(2,490,520)    $(1,833,804)            $(14,894,849)
                                  -----------     -----------             ------------
                                  -----------     -----------             ------------
LOSS PER SHARE. . . . . . . . .   $      (.30)    $      (.16)            $      (1.62)
                                  -----------     -----------             ------------
                                  -----------     -----------             ------------
WEIGHTED AVERAGE
SHARES AND EQUIVALENT
SHARES OUTSTANDING . . . . . .      8,297,103      11,223,072                9,189,739
                                  -----------     -----------             ------------
                                  -----------     -----------             ------------


        The accompanying notes are an integral part of these financial statements

                                PHARMAPRINT INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                  Three Months       Three Months
                                    Ended               Ended            Period from inception
                                   June 30,            June 30,           (September 15, 1994)
                                     1996               1997              through June 30,1997
                                  ------------       ------------        ---------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net loss.......................  $(2,490,520)        $(1,833,80)            $(14,894,849)
   Adjustments to
    reconcile net loss to
    net cash used in
    operating activities:
    Depreciation................       -                  18,931                   28,119
   Amortization of
    discount on notes payable...       15,625              -                       31,250
   Stock issued for
    licensing rights............       -                   -                      315,789
   Stock and options issued
    for services................    1,585,000             30,000                5,667,187
   (Increase) decrease in
    other current assets........       53,000             (5,882)                (343,475)
   (Increase) decrease in
    other non-current assets....        8,469             (8,978)                (147,662)
   Increase (decrease) in
    accounts payable and
    accrued expenses............       71,302           (491,015)                 603,581
                                  -----------         ----------             ------------

   Net cash used in operating
    activities..................     (757,124)        (2,290,748)              (8,740,060)
                                  -----------         ----------             ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of equipment........       -                 (32,496)                (227,255)
                                  -----------         ----------             ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from issuance
    of common stock.............      185,342              -                   14,507,543
   Increase in deferred
    offering costs..............     (162,250)             -                         -
   Proceeds from stock
    subscription receivable.....      100,000              -                      306,600
   Proceeds from note payable...       20,000              -                      270,000
   Repayment of notes payable...        -                  -                     (270,000)
                                  -----------         ----------             ------------
   Net cash provided by
    financing activities........      143,092              -                   14,814,143
                                  -----------         ----------             ------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS.......     (614,032)        (2,323,244)               5,846,828

CASH AND CASH EQUIVALENTS,
   beginning of period..........      889,740          8,170,072                     -
                                  -----------         ----------             ------------

CASH AND CASH EQUIVALENTS,
   end of period................  $   275,708        $ 5,846,828             $  5,846,828
                                  -----------         ----------             ------------
                                  -----------         ----------             ------------


                  The accompanying notes are an integral part
                        of these financial statements

                              PHARMAPRINT INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1.   BASIS OF PRESENTATION

The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the PharmaPrint Inc. March 31, 1997, Annual Report on Form 10-KSB.

In the opinion of the Company, all material adjustments (consisting of normal recurring items) considered necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. The results of operations for the three month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

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

NARRATIVE DESCRIPTION OF THE BUSINESS

     The Company develops and manufactures pharmaceutical versions of herbal medicines to be used in the treatment of various maladies. The Company's technology for standardizing the manufacture of herbal medicines into pharmaceuticals is marketed as the PharmaPrint-TM- process. The PharmaPrint-TM- process provides the tools necessary: (1) to identify, quantify and control the bioactive components of an herbal compound;
(2) to determine the level of effectiveness of each component versus a specific assay; and (3) to determine if these components are present in precise quantity in a given manufactured herbal batch. The Company also believes that the PharmaPrint-TM- process, together with the results of toxicology testing and clinical trials, will

                                   PHARMAPRINT INC.
                            (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS (continued)
                                     (Unaudited)

provide the information necessary to seek patent protection and United States Food and Drug Administration ("FDA") approval for each pharmaceutical version of the herbal medicine. Further, the Company believes that the PharmaPrint-TM- process is the only method currently available for developing acceptable and approvable pharmaceutical versions of herbal medicines. However, there can be no assurance that other acceptable methods will not be developed or that the PharmaPrint-TM-process will be successful in developing acceptable or approvable pharmaceutical versions of herbal medicines. The initial science underlying this technology was developed in the laboratories of the USC School of Medicine by Dr. Khwaja.

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

    The Company also is pursuing opportunities to develop herbal medicines to be sold in the United States as dietary supplements pursuant to The Dietary Supplements and Health Education Act ("DSHEA") of 1994. If these development efforts are successful, the Company intends to sell such products in the dietary supplement market while it attempts to obtain FDA approval.

DEVELOPMENT STAGE COMPANY AND RISK FACTORS

    PharmaPrint is considered to be a development stage company. Since inception (September 15, 1994), the Company has been primarily engaged in research, filing for and securing patent protection, product development and raising capital.

    The Company, as a development stage enterprise, has yet to generate revenues and has no assurance of future revenues. There can be no assurance that the Company will obtain FDA approval or be able to successfully market its PharmaPrint-TM- process. Even if the Company's marketing efforts with third parties are successful, the Company may to continue to incur operating losses over the next several years and would therefore require additional financing to fund its operations. The Company's future capital requirements will depend on many factors,

                                   PHARMAPRINT INC.
                            (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS (continued)
                                     (Unaudited)

including but not limited to the Company's ability to successfully market its PharmaPrint-TM- process to third parties, overall product development costs including the cost of toxicology testing and clinical trials, the length of time required to obtain FDA approval, if any, competing technological and market developments, changes in existing collaborative relationships, sales and marketing arrangements and the costs of establishing subcontracts for research and development. Additionally, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

    To achieve profitable operations, the Company alone or with others, must successfully develop, introduce and market products. No assurance can be given that the Company's development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or obtain customer acceptance.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                   PHARMAPRINT INC.
                            (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS (continued)
                                     (Unaudited)

4.  OTHER ASSETS

    In December 1996, the Company amended a Personal Services Agreement with Dimension Memory, Inc. ("Dimension") and Robert J. Burgess. The amended agreement provided for the immediate payment by the Company of all amounts due under the Personal Services Agreement in exchange for Dimension agreeing to provide additional services to the Company. As a result of this Agreement, in December 1996 the Company paid and deferred an amount to Dimension of $312,000. This amount will amortize ratably over the term of the original service agreement (through December 1998). The unamortized amount, $228,000 at June 30, 1997, has been recorded in other current assets in the accompanying balance sheet.

5.  EQUIPMENT

    Equipment is stated at cost and consisted of the following at June 30, 1997:

              Equipment......................    $ 141,926
              Furniture......................       85,409
              Less accumulated depreciation..      (28,199)
                                                  --------
              Equipment, net.................    $ 199,136
                                                  --------
                                                  --------

    Depreciation is provided using the straight-line method over the estimated useful life for equipment of three years and furniture for five years.

6.  SHAREHOLDER'S EQUITY

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

    The common stock issued to Mr. Friedman and to D-RAM were subject to forfeiture if the Company did not raise a minimum amount of proceeds in the Offering prior to August 16, 1997, as defined. In addition, the common stock issued to Mr. Friedman is subject to forfeiture on August 20, 2001, unless prior to that date: (1) the Company received approval of the FDA for the

                                   PHARMAPRINT INC.
                            (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS (continued)
                                     (Unaudited)

public sale of any pharmaceutical product; (2) the Company consummated a merger or other transaction or the Company sold substantially all of its assets; (3) the Company generated net pretax earnings of $0.50 per share for two consecutive years, as defined; or (4) certain shares of common stock of each of Mr. Friedman and Dr. Khwaja, the sale of which is restricted until August 14, 2001 pursuant to a lock-up agreement with the underwriter of the Offering, are released from such lock-up agreement.

    In August 1996, due to the successful completion of the Offering, the conditions placed upon the common stock issued to D-RAM were met and thus the Company recorded $3,000,000 of compensation expense in the accompanying statement of operations for the period from inception (September 15, 1994) through June 30, 1997, based upon the estimated fair market value of the stock at the time the conditions were met.

    Due to the remaining significant uncertainties related to the conditions attached to the common stock issued to Mr. Friedman, the Company has deferred recording compensation expense until the period that the required events occur. Compensation expense will be based upon the fair value of the Company's common stock at that time. Based upon the fair value of the common stock on June 30, 1997, such compensation expense would approximate $4,810,000 and has been recorded as deferred compensation in the accompanying balance sheet.

WARRANTS

    At March 31, 1997, the underwriter of the Company's Offering had a warrant outstanding for the purchase of 300,000 shares of common stock at a purchase price of $8.25 per share. The warrant is exercisable through August 2001. In May 1997, the underwriter agreed that any shares of common stock purchased pursuant to the warrant would not be sold for an additional year (until August 20, 1998) and the Company agreed to reduce the purchase price of the warrant to $5.50 per share.

7.  COMMITMENTS AND CONTINGENCIES

    The Company leases its corporate headquarters under an operating lease that expires in December 1998. Future minimum lease payments under this lease as of June 30, 1997, are approximately $121,000 payable through March 31, 1998, and $129,000 payable for fiscal year 1999. Rent expense for the three months ended June 30, 1997 totaled approximately $39,000.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

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

PRODUCT RESEARCH AND DEVELOPMENT

    The Company develops and manufactures pharmaceutical versions of herbal medicines to be used in the treatment of various maladies. The Company's technology for standardizing the manufacture of herbal medicines into pharmaceuticals is marketed as the PharmaPrint-TM- process. The PharmaPrint-TM-process provides the tools necessary: (1) to identify, quantify and control the bioactive components of an herbal compound; (2) to determine the level of effectiveness of each component versus a specific assay; and (3) to determine if these components are present in precise quantity in a given manufactured herbal batch. The Company also believes that the PharmaPrint-TM- process, together with the results of toxicology testing and clinical trials, will provide the information necessary to seek patent protection and FDA approval for each pharmaceutical version of the herbal medicine. Further, the Company believes that the PharmaPrint-TM-process is the only method currently available for developing acceptable and approvable pharmaceutical versions of herbal medicines. However, there can be no assurance that other acceptable methods will not be developed or that the PharmaPrint-TM- process will be successful in developing acceptable or approvable pharmaceutical versions of herbal medicines. The initial science underlying this technology was developed in the laboratories of the USC School of Medicine by Dr. Tasneem A. Khwaja.

    The Company believes there is a significant market for the use of the PharmaPrint-TM- process. The market opportunities include developing pharmaceuticals from herbal medicines for the Company's own account, in joint venture arrangements with other companies and on a contract basis for other companies for a fee and a royalty on sales. The Company expects the products it develops to be distributed in the United States and foreign markets. The contract services that the Company seeks to provide to others for developing pharmaceuticals from herbal medicines includes developing the PharmaPrint-TM-of an herbal medicine, applying for patents, toxicology testing, preparing and filing IND applications, conducting FDA regulated clinical trials and preparing and filing NDAs for the pharmaceutical versions of such herbal medicines. In that regard, the Company has obtained two letters of intent from foreign producers of herbal medicines to develop pharmaceutical versions of three herbal medicines in a joint venture arrangement. However, there can be no assurance that either letter of intent will lead to a formal agreement or that the Company will otherwise be able to successfully market its PharmaPrint-TM-process.

    The Company also is pursuing opportunities to develop herbal medicines to be sold in the United States as dietary supplements pursuant to DSHEA. If these development efforts are successful, the Company intends to sell such products in the dietary supplement market while it attempts to obtain FDA approval.

    In its efforts to develop a pipeline of products, the Company has begun development of pharmaceutical versions of 11 herbal medicines. Many of these herbal medicines have long histories of human use and demonstrated clinical effectiveness. Additionally, most of these herbal medicines are currently sold in the United States as dietary supplements pursuant to DSHEA. The Company has completed developing the PharmaPrint-TM- of saw palmetto, St. John's wort, and mistletoe, used to treat the symptoms associated with prostate enlargement, mild to moderate depression and immunosuppression, respectively. The Company recently commenced applying the PharmaPrint-TM-process to the following herbal medicines: bilberry, milk thistle, echinacea, valerian, ginger, agnus castus, black cohosh and garlic.

   Initially, the Company used its PharmaPrint-TM- process to develop, on a proprietary basis, a pharmaceutical-grade therapeutic mixture for treating the immunesystems of HIV patients. This mixture, known as T4GEN, was derived from the VISCUM ALBUM plant (mistletoe). T4GEN is derived from the same VISCUM ALBUM plant as an herbal medicine that has indicated an effect on the immune system of CD4 cell stabilization in FDA sanctioned Phase I and Phase II clinical trials conducted in Berlin, Germany involving 50 HIV positive patients.

    In June 1997, the Company completed Phase I clinical trials for T4GEN in the United Kingdom. This initial clinical trial focused on the safety of T4GEN. Pending review of the data regarding this clinical trial and other business priorities, the Company anticipates commencing Phase II clinical trials in either Zimbabwe or Thailand.

    The Company submitted its IND application for a pharmaceutical derived from the saw palmetto berry with the FDA in July 1997. Although no assurance can be given that such IND application will be allowed by the FDA, if the application is allowed as submitted, the Company expects to commence Phase II clinical trials in the United States in September 1997. The Company also anticipates performing animal toxicology studies concurrent with such clinical trials.

    The Company also intends to submit an IND application for St. John's wort during the Fall of 1997. If such application is allowed in the form that the Company expects to submit it, the Company expects a similar development cycle as with its saw palmetto product.

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

    During the three months ended June 30, 1997, the Company purchased approximately $32,000 of equipment and furniture. Computer equipment and office furniture comprised the majority of such capital expenditures. The Company anticipates that it will purchase an additional $100,000 of equipment and furniture in the next 12 months.

    During the three months ended June 30, 1997, the Company increased its staff of full-time employees and consultants from 12 to 15. During fiscal 1998, the Company expects to increase its staff by adding an additional seven employees.

    The Company has incurred net operating losses since its inception and expects substantial net operating losses in the near term as it continues its research and development efforts. The Company will incur additional net operating losses until such time as product or service sales can generate sufficient revenue to fund continuing operations. The Company's ability to generate revenues are dependent upon many factors including its ability to develop, introduce and market products and obtain regulatory approvals.

    The proceeds of the initial public offering and cash flows from operations, if any, are expected to be sufficient to meet the Company's working capital requirements for the next 12 months. However, no assurance can be given that there will be no change in the Company's operations that would consume available resources more rapidly than anticipated. The Company will need substantial funds to support its long term product development programs. The Company has no established bank financing arrangement and it is unlikely that the Company will establish a bank financing arrangement in the foreseeable future. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, progress with toxicology testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the Company's ability to establish development, sales and marketing arrangements and the cost of establishing manufacturing capabilities. To the extent that the Company's capital resources are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. The Company has no current arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements, if any. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company.

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


                                             PHARMAPRINT INC.
                                             Registrant


Date:    August 14, 1997                     /s/ JAMES R. WODACH
                                             ---------------------------
                                             James R. Wodach
                                             Senior Vice President and
                                             Chief Financial Officer