Form 10QSB
period 1997-09-30
PHARMAPRINT INC
filed 1997-11-14
CIK 935155

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ________ to ________ .

                        Commission File Number  000-21141

                                PHARMAPRINT INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 33-0640125
(State or jurisdiction of incorporation               (I.R.S. employer
            or organization)                         identification No.)


4 PARK PLAZA, SUITE 1900, IRVINE, CALIFORNIA                92614
(Address of principal executive offices)                  (Zip code)


       REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 655-7778


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  No   / /

Number of shares outstanding as of November 12, 1997:  Common Stock:
11,053,684

                    Total number of pages:

                                PHARMAPRINT INC.

                                    INDEX

                                                                           Page

FACING SHEET . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
PART I.   FINANCIAL INFORMATION

Item 1.   Balance Sheet as of September 30, 1997 (unaudited) . . . . . . .    3
          Statements of Operations for the three months ended
          September 30, 1996 and 1997,  for the six months ended
          September 30, 1996 and 1997, and for the period from inception (September 15, 1994) through September 30, 1997 (unaudited). . . 4 Statements of Cash Flows for the three months ended
          September 30, 1996 and 1997, for the six months ended
          September 30, 1996 and 1997 and for the period from inception
          (September 15, 1994) through September 30, 1997 (unaudited)... .    5
          Notes to Financial Statements (unaudited). . . . . . . . . . . .    6

Item 2.   Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . .   11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   14

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

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

                                PHARMAPRINT INC.
                          (A development stage company)
                       BALANCE SHEET - SEPTEMBER 30, 1997
                                  (Unaudited)

                                     ASSETS


 CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . .   $  3,281,188
   Other current assets. . . . . . . . . . . . . . . . . . .        329,859
                                                               ------------
     Total current assets. . . . . . . . . . . . . . . . . .      3,611,047
 EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . . . . .        216,752
 OTHER ASSETS, net of accumulated depreciation
 and Amortization of $47,269 . . . . . . . . . . . . . . . .        225,165
                                                               ------------
     Total assets. . . . . . . . . . . . . . . . . . . . . .   $  4,052,964
                                                               ------------
                                                               ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . . . .   $    674,570
   Accrued expenses. . . . . . . . . . . . . . . . . . . . .        217,184
                                                               ------------
     Total current liabilities . . . . . . . . . . . . . . .        891,754
                                                               ------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value - 1,000,000 shares
    authorized, no shares issued or outstanding. . . . . . .              -
   Common stock, without par value - 19,000,000 shares
    authorized, 11,005,202 shares issued and outstanding . .     23,410,972
   Additional paid in capital. . . . . . . . . . . . . . . .      1,130,370
   Deferred compensation . . . . . . . . . . . . . . . . . .       (114,433)
   Deficit accumulated during the development stage. . . . .    (21,265,699)
                                                                -----------
     Total stockholders' equity. . . . . . . . . . . . . . .      3,161,210
                                                                -----------
     Total liabilities and stockholders' equity. . . . . . .    $ 4,052,964
                                                                -----------
                                                                -----------

   The accompanying notes are an integral part of this balance sheet

                                PHARMAPRINT INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                  Period From
                                                                                                                   Inception
                                                                                                                  (September 15,
                               Three Months         Three Months         Six Months          Six Months              1994)
                                   Ended                Ended               Ended                Ended              through
                               September 30,        September 30,       September 30,       September  30,       September  30,
                                    1996                 1997                1996                1997                 1997
                               -------------        --------------      -------------       --------------       --------------
 REVENUES. . . . . . . . . .     $      --           $       --            $     --         $        --            $         --

 EXPENSES:
   Research and
    development. . . . . . .       401,365            1,687,584             786,495            2,717,402              6,462,800
   General and
    administrative . . . . .     1,120,107            1,089,726           1,640,497            1,863,712              5,542,172
   Stock compensation. . . .     3,000,000            3,593,540           4,585,000            3,623,540              9,260,727
                               -----------         ------------        ------------        -------------          -------------
                                 4,521,472            6,370,850           7,011,992            8,204,654             21,265,699
                               -----------         ------------        ------------        -------------          -------------
 LOSS FROM OPERATIONS. . . .    (4,521,472)          (6,370,850)         (7,011,992)          (8,204,654)           (21,265,699)

                               -----------         ------------        ------------        -------------          -------------
 NET LOSS. . . . . . . . .     $(4,521,472)         $(6,370,850)       $ (7,011,992)         $(8,204,654)         $ (21,265,699)
                               -----------         ------------        ------------        -------------          -------------
                               -----------         ------------        ------------        -------------          -------------
 LOSS PER SHARE. . . . . .     $      (.46)         $      (.57)       $       (.79)       $        (.73)         $       (2.30)
                               -----------         ------------        ------------        -------------          -------------
                               -----------         ------------        ------------        -------------          -------------

 WEIGHTED AVERAGE
 SHARES AND EQUIVALENT SHARES
 OUTSTANDING . . . . . . . .     9,925,694           11,223,072           8,893,702           11,223,072              9,228,395
                               -----------         ------------        ------------        -------------          -------------
                               -----------         ------------        ------------        -------------          -------------

  The accompanying notes are an integral part of these financial statements

                                PHARMAPRINT INC.
                          (A development stage company)
                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Period from inception
                                                     Six Months Ended        Six Months Ended          (September 15, 1994)
                                                       September 30,           September 30,          through September 30,
                                                            1996                    1997                       1997
                                                     -----------------       -----------------        ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss  . . . . . . . . . . . . . . . . . . . .     $  (7,011,992)           $(8,204,654)                $ (21,265,699)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation. . . . . . . . . . . . . . . . .                 -                 38,914                        48,102
     Amortization of discount on notes payable . .            31,250                      -                        31,250
     Stock issued for licensing rights . . . . . .                 -                      -                       315,789
     Stock and options issued for services . . . .         4,585,000              3,623,540                     9,260,727
     (Increase) decrease in other current
     assets. . . . . . . . . . . . . . . . . . . .            94,203                  7,734                      (329,859)
     (Increase) decrease in other non-current
     assets. . . . . . . . . . . . . . . . . . . .            17,848                (92,287)                     (230,971)
     Increase (decrease) in accounts payable
     and accrued expenses. . . . . . . . . . . . .           445,306               (202,842)                      891,754
                                                       -------------            -----------                 -------------
     Net cash used in operating activities . . . .        (1,838,385)            (4,829,595)                  (11,278,907)
                                                       -------------            -----------                 -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment . . . . . . . . . . . .           (56,910)               (64,289)                     (259,048)
                                                       -------------            -----------                 -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock. . . .        12,724,101                  5,000                    14,512,543
     Increase in deferred offering costs . . . . .                 -                      -                             -
     Proceeds from stock subscription receivable .           100,000                      -                       306,600
     Proceeds from note payable. . . . . . . . . .           270,000                      -                       270,000
     Repayment of notes payable. . . . . . . . . .          (250,000)                     -                      (270,000)
                                                       -------------           ------------                 -------------
     Net cash provided by financing activities . .        12,844,101                  5,000                    14,819,143
                                                       -------------           ------------                 -------------

 NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS . . . . . . . . . . . . . . . . . . .        10,948,806             (4,888,884)                    3,281,188
     CASH AND CASH EQUIVALENTS, beginning of
     period. . . . . . . . . . . . . . . . . . . .           889,740              8,170,072                             -
                                                       -------------           ------------                 -------------
     CASH AND CASH EQUIVALENTS, end of period. . .      $ 11,838,546           $  3,281,188                  $  3,281,188
                                                       -------------           ------------                 -------------
                                                       -------------           ------------                 -------------

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

     In the opinion of the Company, all material adjustments (consisting of normal recurring items) considered necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. The results of operations for the three and six month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

2.   FORMATION, NARRATIVE DISCUSSION OF THE BUSINESS AND RISK FACTORS

FORMATION

     PharmaPrint Inc. (the "Company" or "PharmaPrint"), a development stage company, was originally formed under the laws of the State of California in September 1994 in order to complete the development and commercialization of the research initiated by Dr. Tasneem A. Khwaja, founder and major shareholder of the Company, over a 20 year period at the University of Southern California ("USC") School of Medicine. Effective October 30, 1996, the Company changed its name from ABT Global Pharmaceutical Corp. to PharmaPrint Inc. In October 1997, the Company reincorporated in Delaware without any change in its business, assets or liabilities or the relocation of management or other employees.

NARRATIVE DESCRIPTION OF THE BUSINESS

     The Company develops and manufactures pharmaceutical and dietary supplement versions of herbal medicines to be used in the treatment of various maladies. The Company's technology for standardizing the manufacture of herbal medicines into pharmaceuticals and dietary supplements is marketed as the PharmaPrint-TM-Process. The PharmaPrint-TM- Process provides the tools necessary: (1) to identify, quantify and control the bioactive components of an herbal composition; (2) to determine the activity of each component in a specific bio-assay; and (3) to ensure these components are present in pre-determined quantities for a given manufactured herbal batch. The Company believes that the PharmaPrint-TM- Process, together with the results of toxicology testing and clinical trials, provides the information necessary to seek United States Food and Drug Administration ("FDA") approval for each pharmaceutical version of the herbal medicine. The

                                PHARMAPRINT INC.
                          (A development stage company)
                     NOTES TO FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

Company also believes that the PharmaPrint-TM- Process is the only method currently available for developing acceptable and approvable pharmaceutical versions of herbal medicines. However, there can be no assurance that other acceptable methods will not be developed or that the PharmaPrint-TM- Process will be successful in developing acceptable or approvable pharmaceutical versions of herbal medicines.

     On October 7, 1997, the Company entered into agreements with American Home Products Corporation ("AHP") whereby AHP will market and distribute a line of herbal products under their Centrum-Registered Trademark- brand name in the dietary supplement market produced using the PharmaPrint-TM- Process. Seven of the following products will be distributed under the Agreements: agnus castus, bilberry, black cohosh, echinacea, garlic, ginger, ginkgo biloba, ginseng, milk thistle, saw palmetto, St. John's wort, and valerian. AHP and the Company will examine from time to time market opportunities to increase or modify this product line.

     In addition to opportunities in the dietary supplement market, the Company believes there is a significant market for the use of the PharmaPrint-TM- Process is developing pharmaceuticals from herbal medicines. The market opportunities include developing pharmaceuticals for the Company's own account, in joint venture arrangements with other companies and on a contract basis for other companies for a fee and a royalty on sales. The Company has granted AHP an option to develop certain potential pharmaceutical products with the Company.

DEVELOPMENT STAGE COMPANY AND RISK FACTORS

     PharmaPrint is considered to be a development stage company. Since inception (September 15, 1994), the Company has been primarily engaged in research, filing for and securing patent protection, product development, marketing and raising capital.

     The Company, as a development stage enterprise, has yet to generate significant revenues and has no assurance of future significant revenues. There can be no assurance that the Company will obtain FDA approval, be able to further market its PharmaPrint-TM- Process or that it will receive any royalty or manufacturing revenues from the AHP agreements. Even if future marketing efforts with third parties are successful or if the Company receives royalty or manufacturing revenues from AHP, the Company may to continue to incur operating losses over the next several years and would therefore require additional financing to fund its operations. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to further market its PharmaPrint-TM-Process to third parties, overall product development costs including the cost of toxicology testing and clinical trials, the length of time required to obtain FDA approval, if any, competing technological and market developments, changes in existing collaborative relationships, sales and marketing arrangements, raw materials costs and the costs of establishing subcontracts for research, development and

                                PHARMAPRINT INC.
                          (A development stage company)
                     NOTES TO FINANCIAL STATEMENTS (continued)
                                  (Unaudited)




manufacturing. Additionally, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

4.  OTHER ASSETS

     In December 1996, the Company amended a Personal Services Agreement with Dimension Memory, Inc. ("Dimension") and Robert J. Burgess. The amended agreement provided for the immediate payment by the Company of all amounts due under the Personal Services Agreement in exchange for Dimension agreeing to provide additional services to the Company. As a result of this Agreement, in December 1996 the Company paid and deferred an amount to Dimension of $312,000. This amount will amortize ratably over the term of the original service agreement

                                PHARMAPRINT INC.
                          (A development stage company)
                     NOTES TO FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

(through December 1998). The unamortized amount, $190,000 at September 30, 1997, has been recorded in other current assets in the accompanying balance sheet.

5.   EQUIPMENT

     Equipment is stated at cost and consisted of the following at September 30, 1997:


     Equipmen. . . . . . . . . . . . . . . . . . . .   $    157,528
     Furniture . . . . . . . . . . . . . . . . . . .        101,520
     Less accumulated depreciation . . . . . . . . .        (42,296)
                                                       ------------
     Equipment, net. . . . . . . . . . . . . . . . .   $    216,752
                                                       ------------
                                                       ------------

     Depreciation is provided using the straight-line method over the estimated useful life for equipment of three years and furniture for five years.

6.   STOCKHOLDER'S EQUITY

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

                                PHARMAPRINT INC.
                          (A development stage company)
                     NOTES TO FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


7.   COMMITMENTS AND CONTINGENCIES

  The Company leases its corporate headquarters under an operating lease that expires in December 1998. Future minimum lease payments under this lease, as of September 30, 1997, are approximately $114,000 payable through March 31, 1998, and $178,000 payable for fiscal year 1999. Rent expense for the three and six months ended September 30, 1997 totaled approximately $44,000 and $83,000, respectively.

8.   STOCK COMPENSATION EXPENSE

  Pursuant to an agreement with the underwriter of the Offering, in September 1997, the underwriter agreed to release an officer of the Company from a lock-up agreement and thereby accelerated the vesting of 712,708 shares of common stock. Accordingly, the Company recorded $3,564,000 of compensation expense during the three months ended September 30, 1997.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

DEVELOPMENT OF DSHEA PRODUCTS

     In October 1997, the Company entered into agreements with AHP whereby the Company will develop and manufacture a line of herbal products using its PharmaPrint-TM- Process and AHP will market and distribute such herbal products under their Centrum-Registered Trademark- brand name in the dietary supplement market. Seven of the following products will be distributed under the agreements: agnus castus, bilberry, black cohosh, echinacea, garlic, ginger, ginkgo biloba, ginseng, milk thistle, saw palmetto, St. John's wort, and valerian. AHP and the Company will examine from time to time market opportunities to increase or modify this product line.

     In addition to its obligation to develop such herbal products using its PharmaPrint-TM- Process, the Company will exclusively manufacture such products for AHP. Prior to product launch the Company will procure the extract necessary to manufacture such products, perform stability studies on the products and contract with third party manufacturers to produce the finished product for delivery to AHP. The Company expects to order approximately $2.5 million of extract to produce its first batch of products for AHP.

DEVELOPMENT OF PHARMACEUTICAL PRODUCTS

     The Company believes there is a significant market for the use of the PharmaPrint-TM- Process in developing pharmaceuticals from herbal medicines. The market opportunities include developing pharmaceuticals for the Company's own account, in joint venture arrangements with other companies and on the contract basis for other companies for a fee and a royalty on sales. The Company has granted AHP an option to develop certain potential pharmaceutical products with the Company. Additionally, the Company will continue to pursue development arrangements with other partners to assist in the development of pharmaceutical versions of herbal medicines.

     In September 1997, the Company began Phase II clinical trials in four medical centers in the United States for PPRT-321, its saw palmetto based drug, intended to treat the symptoms associated with benign prostatic hyperplasia ("BPH"). Additionally, in September 1997, the Company began toxicology testing for PPRT-321 and anticipates continuing with such studies for at least the next 12 months. The Company anticipates results of the Phase II trial will be available in mid-1998. Pending the review of such results and approval by the FDA, the Company anticipates commencing a Phase III pivotal trial in 1998. The Company has also begun the development PPRT-152, its St. John's wort based drug intended to treat symptoms associated with mild to moderate depression. The Company intends to file an IND application for PPRT-152 in the first quarter of 1998. Although no assurance can be given that such IND application will be allowed by the FDA, if the application is allowed in the form that the Company anticipates, the Company expects to begin Phase II clinical trials and toxicology studies shortly thereafter. The Phase II study is expected to be completed within the next 12 months and the toxicology study is expected to last longer than 12 months.

     The Company also intends to begin development of other pharmaceutical versions of herbal medicines namely, valerian (to be used as a sleep aid), black cohosh (used to reduce post menopausal symptoms) and agnus castus (used to reduce premenstrual symptoms). The Company intends to file at least one IND application for these or other pharmaceutical versions of herbal medicines with the FDA within the next 12 months.

     To achieve profitable operations, the Company alone or with others, must successfully develop, introduce and market pharmaceutical and dietary supplement products. No assurance can be given that the Company's development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or obtain customer acceptance.

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

     During the three months ended September 30, 1997, the Company purchased approximately $32,000 of equipment and furniture. Computer equipment and office furniture comprised the majority of such capital expenditures. The Company anticipates that it will purchase an additional $125,000 of equipment and furniture in the next 12 months.

     During the three months ended September 30, 1997, the Company increased its staff of full-time employees and consultants from 15 to 17. During fiscal 1998, the Company expects to increase its staff by adding an additional 15 employees.

     The Company has incurred net operating losses since its inception and expects substantial net operating losses in the near term as it continues its research and development efforts. The Company will incur additional net operating losses until such time as product or service sales can generate sufficient revenue to fund continuing operations and research and development efforts. The Company's ability to generate revenues are dependent upon many factors including its ability to develop, introduce and market products and obtain regulatory approvals.

     The proceeds of the initial public offering and cash flows from operations, if any, are expected to be sufficient to meet the Company's working capital requirements for the next six months. This estimate excludes the Company's anticipated purchase of approximately $2,500,000 of raw materials required to produce the first batch of products for distribution by AHP. The Company intends to seek financing for such purchase, however no assurance can be given that such financing will be available when needed or upon terms acceptable to the Company. Additionally, no assurance can be given that there will be no change in the Company's operations that would consume available resources more rapidly than anticipated. The Company will need substantial funds to support its long term product development programs. The Company has no established bank financing arrangement and it is unlikely that the Company will establish a bank financing arrangement in the foreseeable future. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, progress with toxicology testing and clinical trials, the time and cost involved in obtaining regulatory approvals, patent costs, competing technological and market developments, changes in existing collaborative relationships, the Company's ability to establish development, sales and marketing arrangements and the cost of establishing manufacturing capabilities. To the extent that the Company's capital resources are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. The Company has no current arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing stockholders will provide any portion of the Company's future financing requirements, if any. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company.

Part II.  Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

     2.1  Certificate of Ownership and Merger
     3.1  Certificate of Incorporation
     3.2  By Laws
     10.1 American Home Products License Agreement (U.S.)
     10.2 American Home Products License Agreement (Foreign)
     10.3 American Home Products Supply Agreement
     10.4 Second Amendment to USC License Agreement
     27.1 Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PHARMAPRINT INC.
                                             Registrant



Date:     November 14, 1997                  /s/ James R. Wodach
                                             ---------------------------
                                             James R. Wodach
                                             Senior Vice President and
                                             Chief Financial Officer