Form 10QSB
period 1997-12-31
PHARMAPRINT INC
filed 1998-02-17
CIK 935155

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-QSB

(MARK ONE)

   /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1997

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to ____________.

                     Commission File Number  000-21141

                             PHARMAPRINT INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                33-0640125
(State or jurisdiction of incorporation  (I.R.S. employer identification No.)
           or organization)

  4 PARK PLAZA, SUITE 1900, IRVINE,
             CALIFORNIA                                  92614
(Address of principal executive offices)              (Zip code)

      REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 794-7778


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   /X/    No   / /

Number of shares outstanding as of February 17, 1998:  Common Stock:  13,303,684

                         Total number of pages:  15

                               PHARMAPRINT INC.

                                    INDEX


                                                                                        Page

FACING SHEET . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
PART I.  FINANCIAL INFORMATION

   Item 1. Balance Sheet as of December 31, 1997 (unaudited) . . . . . . . . . . . . .    3
           Statements of Operations for the three months ended December 31, 1996 and 1997, for the nine months ended December 31, 1996 and 1997, and for the period from inception (September 15, 1994) through December 31,
           1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
           Statements of Cash Flows for the nine months ended December 31, 1996 and 1997 and for the period from inception (September 15, 1994) through
           December 31, 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .    5
           Notes to Financial Statements (unaudited) . . . . . . . . . . . . . . . . .    6
   Item 2. Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
   Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .   14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15


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

   The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in the Company's Registration Statement on Form SB-2 (Registration No. 333-41129) and Annual Report on Form 10-KSB for the year ended March 31, 1997, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: ability to attract partners and third parties to transact business with the Company, government regulation and uncertainty of product approvals, ability to commercialize and market products, results of research and development and clinical and toxicology studies, technological advances by third parties and competition, ability to obtain and enforce patents, future capital needs of the Company, history of operating losses, dependence upon key personnel, uncertainty regarding health care reimbursement and reform, limited manufacturing and marketing experience, control by existing shareholders and general economic and business conditions.


                               PHARMAPRINT INC.
                        (A development stage company)
                      BALANCE SHEET - DECEMBER 31, 1997
                                 (Unaudited)


                                    ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents............................        $  1,845,471
   Other current assets.................................             422,643
   Deferred offering costs..............................             228,099
                                                                ------------
      Total current assets..............................           2,496,213

 EQUIPMENT, NET                                                      340,994
 OTHER ASSETS, net of accumulated depreciation and
 amortization of $54,711................................             262,193
                                                                ------------
      Total assets......................................        $  3,099,400
                                                                ------------
                                                                ------------


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
   Accounts payable.....................................        $  1,035,969
   Accrued expenses.....................................             515,180
   Deferred revenue.....................................           2,500,000
                                                                ------------
      Total current liabilities.........................           4,051,149
                                                                ------------


 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DECICIT:
   Preferred stock, $.001 par value - 1,000,000  shares
      authorized, no shares issued or outstanding.......               -
   Common stock, $.001 par value - 24,000,000 shares
      authorized, 11,053,684 shares issued and
      outstanding.......................................          23,410,972
   Additional paid in capital...........................           1,242,383
   Deferred compensation................................             (84,433)
   Deficit accumulated during the development stage.....         (25,520,671)
                                                                ------------
      Total stockholders' deficit.......................            (951,749)
                                                                ------------
      Total liabilities and stockholders' deficit.......        $  3,099,400
                                                                ------------
                                                                ------------


      The accompanying notes are an integral part of this balance sheet

                               PHARMAPRINT INC.
                        (A development stage company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                                                        Period From
                                                                                                         Inception
                                                                                                       (September 15,
                                   Three Months     Three Months     Nine Months      Nine Months         1994)
                                       Ended           Ended            Ended            Ended           through
                                   December 31,     December 31,     December 31,     December 31,      December 31,
                                       1996             1997             1996             1997             1997
                                   -----------      -----------      -----------      ------------     ------------
REVENUES.........................  $     ---        $     ---        $     ---        $     ---        $     ---

EXPENSES:
   Research and development......      706,500        2,793,991        1,492,995         5,511,394        9,256,791
   General and administrative....      882,516        1,318,968        2,523,013         3,182,679        6,861,140
   Stock compensation............      439,062          142,013        5,024,062         3,765,553        9,402,740
                                   -----------      -----------      -----------      ------------     ------------
                                     2,028,078        4,254,972        9,040,070        12,459,626       25,520,671
                                   -----------      -----------      -----------      ------------     ------------
LOSS FROM OPERATIONS.............   (2,028,078)      (4,254,972)      (9,040,070)      (12,459,626)     (25,520,671)
                                   -----------      -----------      -----------      ------------     ------------
NET LOSS.........................  $(2,028,078)     $(4,254,972)     $(9,040,070)     $(12,459,626)    $(25,520,671)
                                   -----------      -----------      -----------      ------------     ------------
                                   -----------      -----------      -----------      ------------     ------------
BASIC/DILUTED LOSS PER SHARE ....  $     (0.18)     $     (0.39)     $     (0.93)     $      (1.13)    $      (2.99)
                                   -----------      -----------      -----------      ------------     ------------
                                   -----------      -----------      -----------      ------------     ------------

BASIC/DILUTED WEIGHTED AVERAGE
SHARES AND EQUIVALENT SHARES
OUTSTANDING......................   11,000,000       11,034,713        9,682,123        11,012,767        8,548,218
                                   -----------      -----------      -----------      ------------     ------------
                                   -----------      -----------      -----------      ------------     ------------


   The accompanying notes are an integral part of these financial statements

                               PHARMAPRINT INC.
                        (A development stage company)
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                Nine Months       Nine Months       Period from inception
                                                                   Ended             Ended          (September 15, 1994)
                                                                December 31,      December 31,      through December 31,
                                                                    1996              1997                 1997
                                                                ------------      ------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................         $(9,040,070)      $(12,459,626)          $(25,520,671)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization........................                   -             67,727                113,765
  Amortization of discount on notes payable............              31,250                  -                 31,250
  Stock issued for licensing rights....................                   -                  -                315,789
  Stock and options issued for services................           5,024,062          3,765,553              9,402,740
  Increase in other current assets.....................             (43,885)           (85,050)              (422,643)
  Increase in other non-current assets.................            (246,688)          (141,371)              (316,905)
  Increase in accounts payable and accrued expenses....             316,344            456,554              1,551,150
  Increase in deferred revenue.........................                   -          2,500,000              2,500,000
                                                                -----------       ------------           ------------

  Net cash used in operating activities................          (3,958,987)        (5,896,213)           (12,345,525)
                                                                -----------       ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment................................             (58,238)          (205,289)              (400,048)
                                                                -----------       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...............          12,945,225              5,000             14,512,543
  Decrease (increase) in deferred offering costs.......              94,203           (228,099)              (228,099)
  Proceeds from stock subscription receivables.........             100,000                  -                306,600
  Proceeds from note payable...........................                   -                  -                270,000
  Repayment of notes payable...........................            (250,000)                 -               (270,000)
                                                                -----------       ------------           ------------
  Net cash provided by (used in) financing activities..          12,889,428           (223,099)            14,591,044
                                                                -----------       ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...           8,872,203         (6,324,601)             1,845,471
CASH AND CASH EQUIVALENTS, beginning of period.........             889,740          8,170,072                      -
                                                                -----------       ------------           ------------
CASH AND CASH EQUIVALENTS, end of period...............         $ 9,761,943       $  1,845,471           $  1,845,471
                                                                -----------       ------------           ------------
                                                                -----------       ------------           ------------


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

     In the opinion of the Company, all material adjustments (consisting of normal recurring items) considered necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. The results of operations for the three and nine month periods ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

2.  ORGANIZATION, NARRATIVE DISCUSSION OF THE BUSINESS AND RISK FACTORS

ORGANIZATION

     PharmaPrint Inc. (the "Company" or "PharmaPrint"), a development stage company, was incorporated in the State of California in September 1994. In April 1997, the Board of Directors approved a resolution to change the Company's state of incorporation from California to Delaware, such resolution was approved at the August 19, 1997 Annual Meeting of Shareholders. The Company was formed in order to complete the development and commercialization of the research initiated by Dr. Tasneem A. Khwaja, a founder and major shareholder of the Company, over a 20 year period at the University of Southern California ("USC") School of Medicine.

NARRATIVE DESCRIPTION OF THE BUSINESS

     PharmaPrint uses its PharmaPrint-TM- Process technology to develop high quality dietary supplement products and pharmaceuticals from botanical sources. Unlike the traditional drug development process of identifying and synthesizing single bioactive molecules from plant sources, the Company's core technologies were developed based on empirical data that suggest that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plants' effectiveness. The PharmaPrint-TM- Process technology enables the Company to identify and quantify the bioactives within plant sources that are believed to provide therapeutic benefits and produce dietary supplements and pharmaceuticals having consistent batch-to-batch quantities of these bioactives.

                               PHARMAPRINT, INC.
                        (A development stage company)
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


     The Company is applying a dual commercialization strategy with its PharmaPrint-TM- Process technology. The first application of the PharmaPrint-TM- Process is for the development of high quality dietary supplements. The second application of the PharmaPrint-TM- Process is the development FDA-approvable pharmaceuticals from natural plant sources. The Company's initial pharmaceutical product candidate, PPRT-321, a saw palmetto-derived drug that is being developed for the treatment of symptoms associated with benign prostatic hyperplasia ("BPH") is currently in Phase II clinical trials. In addition, the Company has begun development of five additional plant-derived medicines that have long histories of safe use and indications of efficacy.

DEVELOPMENT STAGE COMPANY AND RISK FACTORS

     PharmaPrint is considered to be a development stage company. Since inception (September 15, 1994), the Company has engaged only in research and development activities and intends to continue research, development and testing of its proprietary technologies and dietary supplement and pharmaceutical products. The Company has not received any royalties or revenues from product sales.

     The Company, as a development stage enterprise, has yet to generate revenues and has no assurance of future revenues. There can be no assurance that the Company will obtain FDA approval or be able to successfully market its PharmaPrint-TM- Process. The Company is likely to incur substantial and increasing operating losses as it continues its research and development efforts and until such time, if ever, as product sales, royalties, and license and development and other fees can generate sufficient revenue to fund its continuing operations. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market its PharmaPrint-TM- Process to third parties, overall product development costs including the cost of toxicology testing and clinical trials, the length of time required to obtain FDA approval, if any, competing technological and market developments, changes in existing collaborative relationships, sales and marketing arrangements and the costs of establishing subcontracts for research and development. Additionally, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

                               PHARMAPRINT, INC.
                        (A development stage company)
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure" effective December 31, 1997. Under such statements, common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to the initial filing of the Company's 1996 initial public offering (the Initial Offering ) at prices below the public offering price have been weighted in the basic loss per share calculation as if they were outstanding for all periods presented prior to the date the Initial Offering was completed (using the treasury stock method). As required, SFAS No. 128 was adopted retroactively. The adoption did not have a significant impact on the previously reported results of operations.

RECLASSIFICATIONS

     Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

4.  OTHER CURRENT ASSETS

     In December 1996, the Company amended a Personal Services Agreement with Dimension Memory, Inc. ("Dimension") and Robert J. Burgess. The amended agreement provided for the immediate payment by the Company of all amounts due under the Personal Services Agreement in exchange for Dimension agreeing to provide additional services to the Company. As a result of this Agreement, in December 1996 the Company paid and deferred an amount to Dimension of $312,000. Such agreement was deemed satisfied as of October 1, 1997 and as a result the Company recognized $190,000 of compensation expense in the three and nine months ended December 31, 1997.

     At December 31, 1997, the Company had capitalized and deferred certain legal, accounting and other costs associated with its planned public offering of common stock. In February 1998, due to the completion of the public offering these costs were applied against the proceeds of such offering.

                               PHARMAPRINT, INC.
                        (A development stage company)
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


5.  EQUIPMENT

     Equipment is stated at cost and consisted of the following at December 31, 1997:

             Equipment.........................    $  166,528
             Furniture.........................       233,520
             Less accumulated depreciation.....       (59,054)
                                                     --------
             Equipment, net....................    $  340,994
                                                     --------
                                                     --------

     Depreciation is provided using the straight-line method over the estimated useful life for equipment of three years and furniture for five years.

6.  STOCKHOLDER'S EQUITY

WARRANTS

     At March 31, 1997, the underwriter of the Company's Initial Offering had a warrant outstanding for the purchase of 300,000 shares of common stock at a purchase price of $8.25 per share. The warrant is exercisable through August 2001. In May 1997, the underwriter agreed that any shares of common stock purchased pursuant to the warrant would not be sold for an additional year (until August 20, 1998) and the Company agreed to reduce the purchase price of the warrant to $5.50 per share.

COMMON STOCK

     In February 1998, the Company completed a public offering of 2,250,000 shares of its common stock at $10.50 per share. The net proceeds from this public offering are estimated to be approximately $21.5 million. Additionally, the underwriter of the public offering has a 30-day option to purchase up to an aggregate of 337,500 shares of the Company's common stock at $10.50 per share, the net proceeds of such sale, if any, would be approximately $3.3 million.

7.  COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate headquarters under an operating lease that expires in December 1998. Future minimum lease payments under this lease, as of December 31, 1997, are approximately $59,000 payable through March 31, 1998, and $178,000 payable for fiscal year 1999. Rent expense for the three and nine months ended December 31, 1997 totaled approximately $46,000 and $129,000, respectively.

                               PHARMAPRINT, INC.
                        (A development stage company)
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


     In November 1997, the Company entered into a commitment to purchase $20,000,000 of raw materials over the next three years in order to supply certain dietary supplements under the AHP Supply Agreement. See note 9.

8.  STOCK COMPENSATION EXPENSE

     Pursuant to an agreement with the underwriter of the Initial Offering, in September 1997, the underwriter agreed to release an officer of the Company from a lock-up agreement and thereby accelerated the vesting of 712,708 shares of common stock. Accordingly, the Company recorded $3,564,000 of compensation expense related to this transaction during the nine months ended December 31, 1997.

9.  AGREEMENTS

     In October 1997, the Company entered into several agreements with American Home Products Corporation ("AHP") whereby AHP will market the Company's dietary supplements under AHP's Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreement, AHP paid the Company $2.5 million in an up-front licensing fee and is required to pay an additional fee of $500,000 upon the achievement of each of (i) the issuance of a patent containing claims covering the PharmaPrint-TM- Process and (ii) receipt and approval by AHP of the initial AHP Products in sufficient time to permit AHP to meet its proposed launch date. At the time of the first commercial sale by AHP of AHP Products the Company will have completed all research and development efforts relating to the $2.5 million licensing fee. The Company will record the $2.5 million licensing fee as revenue in the periods such fee was earned and at such time as it is no longer forfeitable. This will occur at the time of the first commercial sale by AHP of AHP Products. Additionally, AHP has agreed to spend at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures during each of the two years following product launch. AHP has also agreed to purchase the dietary supplements under a Supply Agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis covering the production of one or more of the AHP Products, AHP will pay royalties to the Company on sales of those products of 4% in the first year and 6% thereafter.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

OVERVIEW

     PharmaPrint uses its PharmaPrint-TM- Process technology to develop high quality dietary supplement and pharmaceutical products from botanical sources. The Company believes that its PharmaPrint-TM- Process technology represents a new paradigm in the development of therapeutic products from botanical sources. Unlike the traditional drug development process of identifying, isolating and synthesizing single bioactive molecules from plant and other sources, the Company's core technologies were developed based on empirical data that suggest that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural plant's effectiveness. The PharmaPrint-TM- Process technology enables the Company to identify and quantify the bioactives within plant sources that are believed to provide therapeutic or other health benefits and produce dietary supplements and pharmaceuticals having consistent batch-to-batch quantities of these bioactives.

     Since its inception in 1994, the Company has engaged only in research and development activities and intends to continue research, development and testing of its proprietary technologies and dietary supplement and pharmaceutical products. The Company has not received any royalties or revenues from product sales.

     In October 1997 the Company entered into the AHP Agreements whereby the Company will apply the PharmaPrint-TM- Process to produce a line of high quality dietary supplement products to be marketed in the U.S., Canada and Mexico exclusively by AHP under the Centrum-Registered Trademark- brand name. In exchange for the exclusive right to use the PharmaPrint-TM- Process in the production of dietary supplements, AHP paid the Company $2.5 million as an up-front licensing fee and is required to pay additional fees of $500,000 upon each of (i) the issuance of a patent containing claims covering the PharmaPrint-TM- Process and (ii) receipt and acceptance of the initial AHP Products in sufficient time to permit AHP to meet its proposed product launch date. AHP has agreed, in the first two years following shipment by AHP of commercial quantities of the first AHP Product, to spend annually at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures. AHP has also agreed to purchase the AHP Products from the Company under a Supply Agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis, AHP will pay royalties to the Company on net sales of such patented AHP products of 4% in the first year and 6% thereafter. AHP plans to commence marketing seven of the Company's dietary supplement products under development in 1998. AHP and the Company will examine from time to time the opportunity to increase or modify this product line.

     The Company is also developing pharmaceuticals from natural plant sources for the purpose of seeking FDA approval. Products derived from the same botanical sources as those used in the Company's product development programs historically have been widely used as medicines and dietary supplements. Because of the well-documented history of safe usage of dietary supplements derived from the same plant source as the Company's drug candidates, the Company believes that, in certain cases, the FDA may allow the Company, or its prospective partners, to commence clinical trials at the Phase II stage, while concurrently performing toxicology studies. The Company has received such FDA permission for its initial pharmaceutical candidate, PPRT-321. The Company anticipates filing investigational new drug ("IND") applications for at least two other drug candidates within the next 12 months. As a result of these anticipated filings, and the clinical development program for PPRT-321, the Company believes that its research and development expenses will substantially increase over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of equity securities. From inception (September 15, 1994) through May 1996, the Company had raised an aggregate net amount of approximately $2,100,000 through private sales of equity securities. In August 1996, the Company completed an initial public offering of 3,000,000 shares of its common stock at $5.00 per share, raising net proceeds of approximately $12,705,000. In February 1998, the Company completed a public offering of 2,250,000 shares of its common stock at $10.50 per share. The net proceeds from this public offering are estimated to be approximately $21.5 million. Additionally, the underwriter of the public offering has a 30-day option to purchase up to an aggregate of 337,500 shares of the Company's common stock at $10.50 per share, the net proceeds of such sale, if any, would be approximately $3.3 million.

     During the nine months ended December 31, 1997 the Company increased its staff of full-time employees and consultants from 12 to 22. The Company expects to continue to significantly increase its staffing levels in the next 12 months.

     In November 1997, the Company entered into a commitment with Hauser, Inc. to purchase $20,000,000 of raw materials over the next three years in order to supply certain dietary supplements under the AHP Supply Agreement. The Company does not presently have any material commitments for capital expenditures.

     The Company has incurred net operating losses since its inception and expects substantial net operating losses in the near term as it continues its research and development efforts. The Company will incur additional net operating losses until such time as the Company can generate sufficient revenue from product sales, royalties, development, license and other fees to fund continuing operations. The Company's ability to generate revenues are dependent upon many factors, including, but not limited to its ability to develop, introduce and market products, enter into collaborative arrangements and obtain regulatory approvals.

     While the Company has not had any operating profits, the Company believes that its current capital resources and the proceeds of recently completed public offering will enable it to maintain its current and planned operations for at least 18 months. However, no assurance can be given that there will be no change in the Company's operations that would consume available resources more rapidly than anticipated. The Company will need substantial funds to support its long term pharmaceutical product development programs. The Company has no established bank financing arrangement and it is unlikely that the Company will establish a bank financing arrangement in the foreseeable future. The Company's future capital requirements will depend on many factors, including, without limitation, the progress of the Company's research, drug discovery and development programs, the progress and results of toxicology studies and clinical trials, the timing and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing.
To the extent that the Company's capital resources, including the net proceeds from recently completed public offering, are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. The Company has no current arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing stockholders will provide any portion of the Company's future financing requirements. Any additional financing may have the effect of substantially diluting the Company's book value per share and the ownership percentage of the Company's then existing stockholders. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain or all of its programs or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself, any of which could have a materially adverse effect on the business, financial condition or results of operations of the Company.

     At March 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $5,100,000 and $2,550,000 respectively; such carryforwards expire in various years through 2012.

Part II.  Other Information

Item 1.  Legal Proceedings

     Other than as described below, the Company is not presently involved in any legal proceedings.

     The Company filed an action against Costas Loullis, Ph.D., the Company's former Group Senior Vice President of Research and Development, in December 1997, in Superior Court in the County of Orange, State of California. The Company's action alleged, among other things, conversion and misappropriation of Company property, fraud, breach of fiduciary obligations and related damages. The Company's actions stem from Costas Loullis' employment with the Company from September 1996 through October 1997, and the termination of that employment. Dr. Loullis filed a response and a cross-complaint to the Company's action claiming unpaid wages, accrued benefits, stock option rights, breach of contract, wrongful termination and ownership rights in the Company's pending patent applications. The Company views its actions as meritorious and has evaluated the Loullis claim as having limited merit, if any, and intends to dispute any and all claims raised by Loullis vigorously. The Company does not believe this matter represents a significant risk of material liability to the Company.

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

                                             PHARMAPRINT INC.
                                             Registrant



Date:    February 17, 1998                   /s/ James R. Wodach
                                             -------------------
                                             James R. Wodach
                                             Senior Vice President and
                                             Chief Financial Officer