Form 10KSB
period 1998-03-31
PHARMAPRINT INC
filed 1998-06-29
CIK 935155

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

  /X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                        COMMISSION FILE NUMBER 000-21141
                           --------------------------

                                PHARMAPRINT INC.

          (Name of small business issuer as specified in its charter)

               DELAWARE                                 33-0640125
   (State or other jurisdiction of         (I.R.S. employer identification no.)
    incorporation or organization)

  4 PARK PLAZA, SUITE 1900, IRVINE,                       92614
              CALIFORNIA
   (Address of principal executive                      (Zip code)
               offices)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 794-7778

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001
                              PAR VALUE PER SHARE
                           --------------------------

    Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Issuer's revenues for its most recent fiscal year were $0.

    Based upon the closing price of $11.25 per share of Common Stock as reported on the NASDAQ Stock Market on June 12, 1998, the aggregate market value of the Issuer's voting stock held by non-affiliates was $80,891,000. Solely for purposes of this computation, the Issuer's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not construed to be, an admission of the Issuer or such directors and executive officers that any of such persons are "affiliates", as that term is defined under the Securities Act of 1934, as amended.

    There were 13,651,589 issued and outstanding shares of the Issuer's Common Stock, $.001 par value par share at June 12, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Issuer's Proxy Statement relating to its Annual Meeting of Stockholders to be held September 8, 1998, are incorporated by reference in Part III of this Report on Form 10-KSB.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PHARMAPRINT INC.
                               TABLE OF CONTENTS

COVER PAGE..............................................................................          i
TABLE OF CONTENTS.......................................................................         ii
PART I
  Item 1.   Description of Business.....................................................          1
  Item 2.   Properties..................................................................         15
  Item 3.   Legal Proceedings...........................................................         15
  Item 4.   Submission of Matters to a Vote of Security Holders.........................         15
            Executive Officers of PharmaPrint Inc.......................................         15
PART II
  Item 5.   Market for PharmaPrint Inc. Common Stock and Related Stockholder Matters....         17
  Item 6.   Management's Plan of Operation..............................................         17
  Item 7.   Financial Statements........................................................         20
  Item 8.   Change In and Disagreements With Accountants on Accounting and Financial
              Disclosure................................................................         36
PART III
  Item 9.   Directors, Executive Officers, Promoters and Control Persons of PharmaPrint
              Inc.; Compliance with Section 16(a) of the Exchange Act...................         36
  Item 10.  Executive Compensation......................................................         36
  Item 11.  Security Ownership of Certain Beneficial Owners and Management..............         36
  Item 12.  Certain Relationships and Related Transactions..............................         36
  Item 13.  Exhibits and Reports on Form 8-K............................................         37
  SIGNATURES............................................................................         39

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

    The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in the Company's Registration Statement on Form SB-2 (Registration No. 333-41129), any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: ability to obtain and enforce patents, dependence on third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, results of research and development and clinical and toxicology studies, technological advances by third parties and competition, cost and availability of botanical extracts, future capital needs of the Company, history of operating losses, dependence upon key personnel, uncertainty regarding health care reimbursement and reform, limited manufacturing and marketing experience, control by existing stockholders and general economic and business conditions.

    PHARMAPRINT-TM- IS A TRADEMARK OF THE COMPANY AND
CENTRUM-REGISTERED TRADEMARK- IS A REGISTERED TRADEMARK OF AMERICAN HOME PRODUCTS CORPORATION ("AHP"). THIS REPORT ON FORM 10-KSB ALSO INCLUDES TRADEMARKS OF COMPANIES OTHER THAN THE COMPANY AND AHP.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

    PharmaPrint Inc. (the "Company" or "PharmaPrint"), a development stage company, was originally incorporated in the State of California in September 1994. In October 1997, the Company changed its state incorporation from California to Delaware. The Company was formed in order to complete the development of and commercialize the research initiated by Dr. Tasneem A. Khwaja, a founder and significant stockholder of the Company, over a 20 year period at the University of Southern California ("USC") School of Medicine.

OVERVIEW

    PharmaPrint uses its proprietary development and manufacturing process technologies (the "PharmaPrint-TM- Process") to develop high quality dietary supplements and pharmaceuticals from botanical sources. The Company believes that its PharmaPrint-TM- Process technology represents a new pardigm in the development of therapeutic products from botanical sources. Unlike the traditional drug development process of identifying, isolating and synthesizing single bioactive molecules from plant and other sources, the Company's core technologies were developed based on empirical data that suggests that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plant's effectiveness. The PharmaPrint-TM- Process technology enables the Company to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce products having consistent batch-to-batch quantities and ratios of these bioactives.

    The Company is applying a dual commercialization strategy with its PharmaPrint-TM- Process technology. The first application of the PharmaPrint-TM-Process is for the development of high quality, herbal dietary supplements. In the United States, dietary supplements are considered food products under the Dietary Supplement Health and Education Act of 1994 ("DSHEA") and, as such, are not regulated as drugs by the United States Food and Drug Administration (the "FDA") and do not require FDA approval prior to commercialization. The Company has commenced development of 12 of the most commonly used dietary supplements (derived from agnus castus, bilberry, black cohosh, echinacea, garlic, ginger, ginkgo biloba, ginseng, milk thistle, saw palmetto, St. John's wort and valerian.)

    In October 1997, the Company entered into several agreements with American Home Products Corporation ("AHP") whereby the Company will apply the PharmaPrint-TM- Process to produce a line of high quality dietary supplement products (the "AHP Products") to be marketed in the U.S., Canada and Mexico exclusively by AHP under its Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreements, AHP paid to the Company $2.5 million in an up-front licensing fee and is required to pay an additional fee of $500,000 upon each of (i) the issuance of a patent containing claims covering the PharmaPrint-TM- Process and (ii) receipt and acceptance by AHP of the initial AHP Products in sufficient time to permit AHP to meet its proposed product launch date. Additionally, AHP has agreed to spend annually at least the lessor of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures during the two years following shipment by AHP of commercial quantities of the first AHP Product. AHP has also agreed to purchase the AHP Products under a Supply Agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis, AHP will pay royalties to the Company on net sales of such patented AHP Products of 4% in the first year and 6% thereafter. AHP plans to commence marketing six of the Company's dietary supplement products under development in 1998. AHP and the Company will examine from time to time the opportunity to increase or modify this product line.

    The second application of the PharmaPrint-TM- Process is the development of FDA-approvable pharmaceuticals from natural plant sources. PharmaPrint is focusing its pharmaceutical development efforts initially on certain plants and plant extracts that have shown indications of clinical effectiveness in treating a variety of diseases and physical conditions. Although these multi-molecule, plant-derived products are widely sold in many European countries on a prescription or over-the-counter ("OTC") basis, they currently are available only as dietary supplements in the United States. The Company believes that these products have not been approved as pharmaceuticals under FDA guidelines primarily due to the difficulties of identifying the bioactives and manufacturing the compounds to FDA standards.

    PharmaPrint believes that the PharmaPrint-TM- Process will, for the first time, make it feasible to develop multi-molecule, plant-derived drug candidates with sufficient quality and consistency of bioactives to potentially qualify for FDA approval. Because of the well-documented history of safe usage of products derived from the same plant sources as the Company's drug candidates, the Company believes that, in certain cases, the FDA may allow the Company to commence clinical trials at the Phase II stage while concurrently performing toxicology studies. The Company received such FDA clearance for its initial pharmaceutical product candidate, PPRT-321. The Company also plans to use its United States clinical data to apply for regulatory approvals to market its products in the prescription and OTC markets in Europe and other international markets.

    In September 1997, the Company commenced Phase II clinical trials in four medical centers in the United States for PPRT-321, a saw palmetto-derived drug that is being developed for the treatment of symptoms associated with benign prostatic hyperplasia ("BPH"). In 1998, the Company intends to file an investigational new drug ("IND") application for PPRT-152, its anti-depressant drug candidate derived from St. John's wort. In addition, the Company is applying the PharmaPrint-TM- Process to the development of pharmaceutical versions of four other plant-derived drug candidates that have long histories of human use and indications of effectiveness: ginkgo biloba (to treat cognitive disorders), valerian (to treat insomnia), black cohosh (to reduce certain post-menopausal symptoms) and agnus castus (to reduce pre-menstrual symptoms).

    The Company is in discussions with several major pharmaceutical companies for the development and distribution of the Company's potential pharmaceutical products, including AHP, to whom the Company has granted an option through mid-1998 to develop with the Company potential FDA regulated pharmaceutical products, including those for sale in the OTC market.

HERBAL MEDICINES

    Herbal medicines are multi-molecule compositions extracted or otherwise derived from plants. Herbal products have been used for centuries throughout the world to treat a variety of diseases and physical conditions. In recent years, health consciousness and the increasing popularity of "all natural" products have contributed to a growth in public interest in herbal therapies.

    In many European countries, such as Germany, France and Italy, treatment with multi-molecule, plant-derived medicines is well established, regulated by governmental authorities and is often reimbursed by health insurance plans. According to an independent consultant, in 1997 approximately $7.5 billion was spent in Europe for multi-molecule, plant-derived prescription and OTC products. The leading herbal medicines in Europe include ginseng, which according to an independent consultant, accounted for approximately $200 million in sales in 1997, and St. John's wort, which accounted for approximately $250 million in sales last year and outsells Prozac in Germany four to one.

    Dietary supplements are categorized as food products under DSHEA, and as such, are not approved by the FDA prior to marketing. According to NUTRITION BUSINESS JOURNAL, in 1997 approximately $3.6 billion was spent in the United States for non-prescription, herbal products, with sales having increased approximately 20% a year in the last few years. These products are now commonly sold in drugstores, supermarkets, convenience stores and discount department stores. A recent nationwide survey conducted by

PREVENTION magazine found that one-third of American adults surveyed use herbs to treat various conditions such as insomnia, premenstrual syndrome, depression, menopause, allergies and colds. The same survey found that two-thirds of adults thought herbal remedies are just as safe or safer than traditional drugs and 53% said herbal remedies are at least as effective as traditional drugs.

PHARMAPRINT-TM- PROCESS

    The PharmaPrint-TM- Process technology is a multi-faceted proprietary process that combines drug screening capabilities with biologically-driven fractionation. The PharmaPrint-TM- Process enables the Company to identify, quantify and standardize the bioactive molecules within plant sources that are believed to provide therapeutic or other health benefits. This allows the Company to produce dietary supplements and pharmaceuticals with consistent batch-to-batch quantities and ratios of these bioactives.

    The PharmaPrint-TM- Process begins by developing a detailed profile of the active components of a potential product based upon an extensive review of available bioassays and clinical data from previous studies. The Company also analyzes, on the basis of current medical knowledge, the relationship between the active components and the targeted disease. The potential product is screened in a series of relevant bioassays to analyze the relationship between its aggregate bioactivity and clinically relevant endpoints.

    A sample of the botanical is then separated using conventional chemical separation techniques into groups of fractions selected for their potential biological activity or contribution to biological activity. The bioactivity of each fraction is determined through an iterative application of a series of selected bioassays. This process of biologically-driven fractionation enables the Company to identify the components having the desired bioactivity as well as the components that are less active or essentially inactive. The bioactivity of individual components is compared to the bioactivity of the aggregate compound and correlated with clinically relevant endpoints.

    The botanical is also analyzed using conventional chemistry to determine the quantity of each component present and the result of this quantitative analysis are combined with the bioactivity profiles of the various components to develop chemical and bioactivity specifications. This results in a composition that has precise chemical and bioactivity profile that is the compound's "pharmaprint." The PharmaPrint-TM- Process itself does not assure efficacy, against clinical indications, of the Company's products and claims of efficacy may be made only after successful clinical trials, which will not be conducted with respect to the Company's dietary supplement products.

    Once a compound's pharmaprint has been established, the Company tests successive batches for conformity to that pharmaprint. Various batches of raw plant material for the same compound can vary significantly in composition and bioactivity so, if necessary, the Company may conform the raw plant material to the pharmaprint through the addition of various fractions or selective batch mixing. However, raw plant material that is significantly outside the pharmprint's quantitative and biactivity ranges is rejected. Product batches manufactured to the specifications for that compound should have consistent bioactive compositions and potencies. Accordingly, the Company believes that compounds produced through the PharmaPrint-TM- Process, unlike previously available versions of botanicals, can be expected to deliver consistent pharmacological results and, in the case of pharmaceuticals, to qualify for potential FDA approval.

    While the Company has successfully applied the PharmaPrint-TM- Process to produce multi-molecule compounds with batch-to-batch consistency in test production and for development purposes, it has only recently commenced commercial-scale production. Accordingly, there is a risk that the Company will encounter unexpected difficulties in applying the PharmaPrint-TM- Process to consistently manufacture on a commercial-scale. Such difficulties could slow production or increase the Company's costs.

    The Company has filed with the United States Patent and Trademark Office (the "PTO") applications for a broad process patent covering a method for making high quality botanicals that incorporates the steps that make up the PharmaPrint-TM- Process, as well as additional patent applications covering the application of this method to the manufacture of 11 specific botanical compositions. However, there can be no assurance that the Company will receive any patents comprising the PharmaPrint-TM- Process or any products it intends to commercialize. See "Intellectual Property."

BUSINESS STRATEGY

    The Company has used the PharmaPrint-TM- Process as a platform technology to develop and produce multi-molecule, botanical-derived products for sale in the dietary supplement market and is applying the PharmaPrint-TM- Process for botanical pharmaceutical candidates that require approval from the FDA. The Company believes that its PharmaPrint-TM- Process will enable it to make claims of bioactivity and potency that cannot be made about existing botanical products.

    The Company has applied its PharmaPrint-TM- Process to develop high quality dietary supplements. The Company believes that the PharmaPrint-TM- Process has enabled it to manufacture dietary supplement products with standardized compositions and amounts of bioactives that will have a competitive advantage over currently available products, which vary widely in terms of composition.

    The Company is also applying its PharmaPrint-TM- Process to the development of pharmaceuticals derived from botanical products that are documented in medical literature as having long histories of safe use and have demonstrated indications of efficacy. The Company believes that the PharmaPrint-TM- Process will enable it to produce multi-molecule, plant-derived compounds that, for the first time, will have sufficient consistency of composition and potency to qualify for clinical testing and potential FDA approval as a pharmaceutical. The Company intends to pursue a regulatory strategy whereby it will seek to begin its clinical trials at the Phase II stage, while concurrently performing toxicology studies.

    The Company expects to commercialize its products through collaborative arrangements in the United States and Europe. In the United States, the Company's dietary supplement products will be distributed through AHP. The Company intends to use the data from its United States clinical trials to seek approval to market its products in Europe, particularly in Germany, France and Italy, where both prescription and OTC botanical therapeutics are widely used.

    While the Company is developing dietary supplements and pharmaceutical products from the same plant sources, the products will differ in several important respects. Because of differing regulatory requirements, the Company expects that the products will have different formulations and that the advertising and labeling of its pharmaceuticals will include approved claims to treat or prevent a disease or condition while its dietary supplements must be marketed without such claims. Additionally, consumers should typically be entitled to insurance reimbursement for the cost of the Company's pharmaceutical products while such reimbursement will not likely be available for its dietary supplement products.

DIETARY SUPPLEMENTS BUSINESS

    The Company is applying its PharmaPrint-TM- Process technology to the development of high quality herbal dietary supplements. The Company has commenced development of 12 of the most commonly used dietary supplements (derived from agnus castus, bilberry, black cohosh, echinacea, garlic, ginger, ginkgo biloba, ginseng, milk thistle, saw palmetto, St. John's wort and valerian).

    PharmaPrint's testing has indicated that different manufacturers' versions of currently marketed dietary supplements vary widely in terms of product composition and bioactive molecules and some contain no bioactives. The variance in bioactive molecules creates differing levels of benefit to the consumer. The Company believes that because the PharmaPrint-TM- Process provides for a standardization of the bioactive composition of the dietary supplement, consumers should have greater confidence in its products. The Company intends to include on each product a label containing the significant bioactive molecules present in the supplement.

    In October 1997, the Company entered into several agreements with AHP (the "AHP Agreements") whereby the Company will apply its PharmaPrint-TM- Process to produce high quality dietary supplement products to be marketed in the U.S., Canada and Mexico exclusively by AHP under its Centrum-Registered Trademark-brand name. AHP has the right to expand its territory to any other countries at any time within three years of the launch of the AHP Products. Pursuant to the terms of the agreements, in 1998 AHP will commence marketing six of the Company's products under development, and will examine additional product candidates from time to time in order to increase or modify its product line. In exchange for rights to market the Company's products under the Centrum-Registered Trademark- brand name, AHP paid to the Company $2.5 million in licensing fees and is required to pay additional fees of $500,000 upon each of (i) the issuance of a patent containing claims covering the PharmaPrint-TM-Process and (ii) receipt and acceptance by AHP of the initial AHP Products in sufficient time to permit AHP to meet its proposed product launch date. Additionally, AHP has agreed, during the two years following shipment by AHP of commercial quantities of the first AHP Product, to spend annually at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures and AHP is obligated to devote to the AHP Products the efforts and resources it normally uses to market non-prescription products of its own discovery and of similar market potential at a similar stage of product life. If AHP fails to meet this monetary commitment (and does not otherwise breach its obligations under the AHP Agreement), the Company's sole remedy is to sell dietary supplements under a national and regional brand through one third party. PharmaPrint will manufacture all of the AHP Products and sell such products to AHP under a Supply Agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis, AHP will pay royalties to the Company on net sales of such patented AHP Products of 4% in the first year and 6% thereafter. The prices at which the AHP Products will be offered to consumers will be determined by AHP, although the Company expects that such prices will be competitive with the prices of other dietary supplement products derived from the same botanical sources.

    AHP is a publicly traded pharmaceutical and consumer products company. For the fiscal year ended December 31, 1997, AHP had sales of approximately $14.2 billion, of which the Centrum-Registered Trademark- product line contributed approximately $357 million. The Company considers AHP an ideal marketing partner due to their recognized leadership position in the consumer products dietary supplements area. Additionally, the Company believes that its dietary supplement products will achieve accelerated market penetration due to the recognition of the Centrum-Registered Trademark- brand name.

    The AHP Agreements restrict sales by the Company of certain herbal products developed using the PharmaPrint-TM- Process other than through AHP, and the Company is relying upon sales of such products to AHP and, through AHP, to consumers, under the AHP Agreements, as its only sources of product revenues in the near future. AHP has informed the Company that it intends to market the AHP Products under its Centrum-Registered Trademark- brand name, either as Centrum-Registered Trademark--branded products or with a separate brand identity associated with Centrum-Registered Trademark-. Prior to the initial launch date of the first AHP Product, the AHP Agreements are terminable by AHP in its sole discretion upon thirty days notice. Subsequent to such launch date, AHP can terminate the AHP Agreements with respect to specific products in its sole discretion with one year's notice. AHP could elect to terminate the AHP Agreements for many reasons, including shifts in its strategic focus, poor market reaction to Centrum-Registered Trademark--branded dietary supplements, lack of patent protection for the PharmaPrint-TM- Process or a determination to pursue alternative methods of producing dietary supplements. If the AHP Agreements are terminated in whole or part, the Company may not be able to enter into comparable agreements for the distribution and sale of its products or establish its own marketing and sales force to market potential products and such events could have a material adverse effect on the Company's business, financial condition and results of operations.

PHARMACEUTICAL BUSINESS

    Although botanicals are source material for many single chemical entity pharmaceuticals available in the U.S. market, the Company does not believe that any multi-molecule plant extract has ever received approval by the FDA to be marketed as a pharmaceutical. While formal FDA guidelines for these plant extracts have not yet been issued, the FDA has allowed clinical trials to be commenced for certain botanical compounds, including the Company's Phase II study on PPRT-321 (its saw palmetto-derived drug candidate). At Drug Information Association meetings in 1997, FDA officials provided participants informal guidance as to certain requirements for the testing of botanical pharmaceuticals, particularly those with well-documented histories of safe use.

    The Company has and will continue to incorporate this informal guidance, as well as its experience with the FDA in the development of PPRT-321, into its regulatory strategy to begin clinical trials at the Phase II stage, while performing concurrent toxicology studies. While the historical human safety data for each drug candidate will be evaluated by the FDA on an individual basis, drug candidates for which the FDA permits the sponsor to proceed directly to Phase II clinical trials will have the potential for more rapid approval with accompanying cost savings as compared to traditional drugs for which historical safety data is not as extensive. Based upon an investigational new drug (an "IND") application that documented the extensive historical safety of saw palmetto, the FDA permitted the Company to proceed directly to Phase II clinical studies for PPRT-321, while concurrently conducting toxicology studies.

    The Company selects its drug candidates based on an extensive review of available scientific and clinical literature to determine whether a particular candidate has a history of safety and demonstrated indications of efficacy. While the clinical trials described in such literature, including the clinical trials described below, have not been conducted to FDA parameters and may not have used standardized products or had the well defined end points or protocols, controls and procedures typical of FDA reviewed clinical trials, the Company believes that these trials and, in particular, the safety data from such studies, provide a useful starting point for examining potential drug candidates. The Company also analyzes the targeted indication to evaluate whether recognizable end points to study are available and whether the indication is appropriate for treatment with a prescription or OTC product. In addition, the Company assesses the potential market for such product by evaluating the number of individuals afflicted with the specific disease or physical condition and the potential for product sales.

    The Company intends to develop its drug candidates in collaboration with other companies. The Company is currently in discussions with several pharmaceutical companies regarding the joint development of its botanical pharmaceuticals. The application of the PharmaPrint-TM- Process to a potential drug candidate and the preparation of an IND for such drug should typically take six to 12 months. The particular drug candidates that the Company will focus its attention on at any given time are dependent upon many factors, including the interest of the Company's partners or potential partners and the Company's available resources. The price at which any of the Company's pharmaceutical products that are approved by the FDA for sale will be sold will be determined by the Company and any of its partners at such time based upon, among other things, market factors and the costs incurred to develop and manufacture such products.

CURRENT PHARMACEUTICAL PRODUCT CANDIDATES

    The following table sets forth the Company's current pharmaceutical product candidates, the plant source of each, the indication each is currently anticipated to address and the status of the development process:

  PRODUCT      PLANT SOURCE         ANTICIPATED INDICATION                    STATUS
-----------  -----------------  ------------------------------  ----------------------------------
PPRT-321       Saw palmetto              BPH symptoms                        Phase II
PPRT-152      St. John's wort           Antidepressant                   IND preparation
PPRT-424       Ginkgo biloba         Cognitive disorders         PharmaPrint-TM- Process Complete
PPRT-211         Valerian                  Insomnia              PharmaPrint-TM- Process Complete
PPRT-195       Black cohosh        Post-menopausal symptoms      Applying PharmaPrint-TM- Process
PPRT-550       Agnus castus         Pre-menstrual symptoms       Applying PharmaPrint-TM- Process

    PPRT-321 (SAW PALMETTO)

    The Company is currently developing a pharmaceutical product derived from the SERENOA REPENS plant, more commonly known as saw palmetto. Saw palmetto has been used to treat the symptoms associated with BPH, a non-cancerous enlargement of the innermost part of the prostate. BPH frequently results in a gradual squeezing of the part of the urethra that runs through the prostate and an inability to completely empty the bladder. This causes patients to experience a frequent urge to urinate and a burning sensation or similar discomfort during urination.

    Most males will eventually suffer from BPH. The incidence of BPH for men in their fifties is 50% and rises to 80% by the age of 80. Worldwide there are approximately 118 million men over the age of 50. In the United States, an estimated 30 million men aged 50 and over have enlarged prostates, and about one-half of this population will visit a urologist for the relief of their symptoms. The general aging of the population and increasing life expectancies are anticipated to contribute to the continued growth in the number of BPH sufferers.

    Currently, three drugs are approved by the FDA to treat the symptoms of BPH:
Proscar (sold by Merck & Co.), Hytrin (sold by Abbott Laboratories) and Cardura (sold by Pfizer), with estimated combined sales of $1.6 billion in 1997. Proscar is designed to treat BPH by shrinking the prostate, while Hytrin and Cardura are alpha blockers, which treat BPH by relaxing the muscles in the prostate and bladder neck to relieve urethral obstruction.

    Numerous clinical studies have been performed using saw palmetto. An example of one such study, performed between October 1990 and May 1991, included 1,334 males from 323 urology practices and outpatient clinics in Germany. Four outcome parameters were measured and included residual urine volume, urine frequency, night time urine frequency and difficulty or pain in urination ("dysuria"). The results of this trial showed statistically significant improvements in all of the aforementioned outcome parameters. Residual urine volume, on average, dropped 30.0% after four weeks of treatment and 50.0% after twelve weeks. Forty-six percent of the patients who had pathologically elevated residual volumes at the start of treatment normalized over the observation period. Average urine frequency was reduced by 30.0% in comparison with the starting level after four weeks and 37.0% after 12 weeks. At the start of the treatment, only 12.2% of the patients reported no night time urine frequency, or only once per night, compared with 61.0% at the end of the treatment. Finally, dysuria symptoms decreased from 22.2% of the patients at the beginning of treatment to 1.0% of patients at the end of the treatment. Less than 1.0% of the subjects reported any side effects.

    Another study, conducted in 87 urology centers in nine European countries from April 1993 through June 1994, compared the efficacy of a saw palmetto based extract (Permixon) with finasteride (Proscar) in 1,098 men. Six outcome parameters were measured and included the International Prostate Symptom Score ("IPSS"), quality of life, peak urinary flow rate, residual urine volume, prostate size and Prostate Specific Antigen ("PSA"). Both Permixon and finasteride decreased the IPSS (-37% and -39%, respectively), improved quality of life (by 38% and 41%) and increased peak urinary flow rate (+25% and +30%). Finasteride markedly decreased prostate volume (-18%) and serum PSA levels (-41%), while Permixon improved symptoms with little effect on volume (-6%) and no change in serum PSA levels. Finally, patients that received finasteride experienced a statistically significant deterioration in a sexual function score compared to those that received Permixon.

    The Company has applied its PharmaPrint-TM- Process to develop a standardized version of PPRT-321 and in July 1997 filed an IND application with the FDA to begin clinical trials. Based upon an IND application that documented the extensive historical safety of saw palmetto, the FDA permitted the Company to proceed directly to Phase II clinical studies for PPRT-321, while concurrently conducting toxicology studies. The objective of the trial is to identify the most efficacious of three doses of PPRT-321. The clinical trial, which is double-blinded, randomized and placebo controlled, involves 56 patients and is being conducted in four medical centers in the United States. The primary efficacy variables for the trial are peak urinary flow rate and the American Urological Association Symptom Index score. The Company is currently in the process of providing patients varying doses of PPRT-321 and expects results to be available in 1998. Additionally, concurrent with its Phase II studies, the Company has commenced toxicology testing.

    PPRT-152 (ST. JOHN'S WORT)

    The Company is developing a pharmaceutical candidate derived from HYPERICUM PERFORATUM, more commonly known as St. John's wort. St. John's wort has been used in Europe to treat mild to moderate depression. While mild to moderate depression is estimated to affect approximately 18 million people in the United States, St. John's wort has not been approved under United States law to be marketed to treat such condition.

    Among the most widely prescribed antidepressants in the United States are Prozac (Eli Lilly), Zoloft (Pfizer) and Paxil (SmithKline Beecham). The total worldwide annual sales for the top selling antidepressants are approximately $5.5 billion.

    The Company has reviewed many clinical studies of St. John's wort and found that almost all reports concluded that St. John's wort helped to improve patients with mild to moderate depression. A 1994 German study of 3,250 patients with primarily mild to moderate depression was conducted with patients receiving 4 weeks of treatment with 900 mg of HYPERICUM extract. Outcome measures included the Depression Scale of Von Zerssen ("D-S") and medical and patient assessment of treatment success. The mean D-S score was reduced from 23.2 to 11.8 following treatment. At the end of treatment, 79.0% of patients were either improved or symptom-free by self-assessment, and 82.0% were either improved or symptom-free as assessed by a physician. Furthermore, as evidence of HYPERICUM'S excellent tolerability, only 79, or 2.4%, of patients reported adverse effects, which included gastrointestinal irritation, allergic reaction, fatigue and restlessness.

    In a comparative study between a St. John's wort extract (Jarsin 300) and imipramine, conducted from October 1992 to May 1993 as a randomized double-blind study in 20 centers, 135 patients with varying degrees of depression were evaluated. The main assessment criteria for this trial were the Hamilton Depression Scale ("HAMD"), the D-S and the Clinical Global Impressions ("CGI"). In both treatment groups, a parallel reduction of the HAMD was observed (56.4% for Jarsin 300 and 44.8% for imipramine) and a reduction in the transformed D-S point values (31.3% for Jarsin 300 and 25.1% for imipramine) was also observed. Patients using Jarsin 300 appeared to benefit from greater changes in severity of illness, a measurement criterion of CGI, than did patients using imipramine: 81.8% of patients were classified as having improved on Jarsin 300 against 62.5% of patients on imipramine. Undesired side effects were reported in 11.9% of patients on Jarsin 300 versus 16.2% of patients using imipramine.

    The Company has applied its PharmaPrint-TM- Process to develop a standardized version of PPRT-152 and anticipates filing an IND application in 1998. If the planned application is allowed, the Company expects to proceed directly into Phase II clinical trials and perform toxicology studies shortly thereafter.

    PPRT-424 (GINKGO BILOBA)

    PPRT-424, the Company's ginkgo biloba derived pharmaceutical candidate, has been developed for the treatment of a range of cognitive disorders. The Company believes there are very few products currently available to treat these indications.

    Several clinical studies have been performed to evaluate the effect of GINKGO BILOBA extract on cognitive performance. In one such study performed in the United States, as reported in October 1997 in the JOURNAL OF THE AMERICAN MEDICAL ASSOCIATION, EGb 761, a GINKGO BILOBA extract, was evaluated in a 52-week, randomized, double-blind, placebo-controlled multicenter clinical study of 202 mildly to severely demented patients age 45 years or older with Alzheimer's disease or multi-infarct dementia, without other significant medical conditions. Patients were randomly assigned to receive EGb (120mg/day) or placebo. Primary outcome measures were: Alzheimer's Disease Assessment Scale--Cognitive subscale ("ADAS-- Cog"), Geriatric Global Impression of Change ("GERRI") and Clinical Global Impression of Change ("CGIC"). At 52 weeks, statistically significant improvements were observed in the ADAS--Cog and GERRI for the patients treated with EGb: 27% achieved at least a 4-point improvement on the ADAS-- Cog compared with 14% of patients taking placebo. Thirty-seven percent of patients treated with EGb improved on the GERRI, as opposed to 23% taking placebo. No significant difference was observed between treatment groups in the CGIC. No significant difference was observed between groups in the number of patients reporting adverse events or in the severity of events.

    The Company has applied its PharmaPrint-TM- Process to develop a standardized version of PPRT-424. The Company will, in the future, make a determination as to whether and during what time-frame it will pursue further drug development activities, based upon, among other things, the interest of the Company's partners and potential partners and its available resources. Unless and until the Company receives marketing approval from the FDA as a drug, it may not market its ginkgo biloba derived products through claims for, or with intended uses in, the treatment or prevention of disease, including cognitive disorders.

    PPRT-211 (VALERIAN)

    PPRT-211, the Company's VALERIAN derived pharmaceutical candidate has been developed for the treatment of insomnia. Approximately 50 million Americans experience a significant sleep problem each year and approximately 60% of such people have a chronic sleep disorder. The top selling sleep aid products accounted for approximately $700 million of sales in 1996 and include Ambien (G.D. Searle), Stilnox (Synthelabo) and Imovane (Rhone Poulenc Rhorer).

    Several clinical studies have been performed in Europe to evaluate the effect of valerian on sleep disorders, specifically sleep latency and sleep quality. In one study, reported in 1982, the effect of a valerian extract on subjective sleep measures was studied in 128 healthy volunteers. Each subject received both valerian and placebo. The samples were taken by the volunteers in random order on non-consecutive nights. A statistically significant reduction in sleep latency (time taken to fall asleep), as well as improvement in sleep quality was reported with valerian compared with placebo. Marked effects of valerian were observed among older people and those who considered themselves to be habitually poor or irregular sleepers, in whom 49% and 43%, respectively, reported reduced sleep latency with valerian. No adverse effects were reported.

    The Company has applied its PharmaPrint-TM- Process to develop a standardized version of PPRT-211. The Company will, in the future, make a determination as to whether and during what time-frame it will pursue further drug development activities, based upon, among other things, the interest of the Company's partners and potential partners and its available resources. Unless and until the Company receives marketing approval from the FDA as a drug, it may not market its valerian derived products through claims for, or with intended uses in, the treatment or prevention of disease, including insomnia.

    PPRT-195 (BLACK COHOSH)

    PPRT-195, the Company's BLACK COHOSH derived pharmaceutical candidate is under development to reduce post-menopausal symptoms. In women, cessation of ovarian function is associated with various somatic and emotional disorders that are summarized as "menopausal symptoms." The most characteristic and frequent symptom is "hot flashes," which are experienced by approximately 78% of menopausal women. About 50% of the women suffer from emotional disorders such as depression, nervousness, irritability and insomnia. Approximately 40 million women in the United States are currently in menopause. Of this population, approximately 15%-25% will seek out hormone replacement therapy ("HRT"). The top-selling HRT products accounted for approximately $1.5 billion in worldwide sales in 1997 and include Premarin (AHP) and Estraderm (Novartis). The Company is currently applying the PharmaPrint-TM- Process to develop a standardized version of PPRT-195. The Company will, in the future, make a determination as to whether and during what time-frame it will pursue further drug development activities, based upon, among other things, the interest of the Company's partners and potential partners and its available resources. Unless and until the Company receives marketing approval from the FDA as a drug, it may not market its black cohosh derived products through claims for, or with intended uses in the treatment or prevention of disease, including post-menopausal symptoms.

    PPRT-550 (AGNUS CASTUS)

    PPRT-550, the Company's AGNUS CASTUS derived pharmaceutical candidate, is under development to treat symptoms of pre-menstrual syndrome ("PMS"). Approximately 85% of menstruating women in the United States experience symptoms of PMS on a consistent basis, including cramps, irritability, depression, water retention and fatigue. While there are no current prescription products available in the United States to treat symptoms of PMS, ibuprofen-based OTC products such as Advil, Motrin and Excedrin are typically used to address such symptoms. The Company is currently applying the PharmaPrint-TM- Process to develop a standardized version of PPRT-550. The Company will, in the future, make a determination as to whether and during what time-frame it will pursue further drug development activities, based upon, among other things, the interest of the Company's partners and potential partners and its available resources. Unless and until the Company receives marketing approval from the FDA as a drug, it may not market its agnus castus derived products through claims for, or with intended uses in, the treatment or prevention of disease, including symptoms associated with pre-menstrual syndrome.

    ADDITIONAL PHARMACEUTICAL CANDIDATES

    From time to time, the Company expects to evaluate additional botanical products for development as pharmaceutical products. In June 1997, the Company completed Phase I clinical trials for its test-case, mistletoe-derived pharmaceutical product intended to treat immunosuppression related to HIV and cancer. Because this product is administered by injection and because the Company believes that the FDA is more likely to approve in a shorter time frame herbal products intended to treat non-life threatening diseases, the Company is focusing its near-term drug development efforts on PPRT-321, PPRT-152 and the other candidates described above.

COMPETITION

    The pharmaceutical and biotechnology industries are subject to intense competition and rapid technological change. The Company believes that industry-wide interest in the PharmaPrint-TM- Process and resulting products will accelerate as the technology becomes more widely recognized and that competitors may commit additional resources to develop technologies and products that compete with those of the Company. Competitors of the Company in the United States and abroad are numerous, and include, among others, pharmaceutical, consumer products, herbal products, biotechnology and chemical companies, as well as universities and other research organizations. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective than any that have been or may be developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. In addition, if the Company is not successful in obtaining patent protection for its technology and products, competitors may be able to replicate its products.

    Many of the Company's potential competitors have substantially greater capital resources, research and development staffs and facilities than the Company and significantly greater experience than the Company in conducting toxicology testing and human clinical trials on new pharmaceutical products, in obtaining FDA and other regulatory approvals of products and in manufacturing and marketing pharmaceutical products. Accordingly, a certain number of the Company's competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than the Company. Moreover, there can be no assurance that the Company will have sufficient resources to undertake the continuing research and development necessary to remain competitive.

GOVERNMENT REGULATION

    To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions currently in effect. Any change in applicable laws or regulation may have a material adverse effect on the business, financial condition and results of operations of the Company. Dietary supplements are categorized as food and are regulated by the FDA pursuant to the Federal Food, Drug and Cosmetics Act, as amended by, inter alia, DSHEA. DSHEA:
(i) defines dietary supplements; (ii) permits "structure/function" statements, under certain conditions; and (iii) permits under certain conditions the use of published literature in connection with the sale of herbal products. Dietary supplements do not require approval by FDA prior to marketing but are nevertheless subject to various regulatory requirements concerning their composition, permissible claims (including substantiation of any claims) manufacturing procedures approval and other elements. DSHEA prohibits marketing dietary supplements through claims for, or with intended uses in, the treatment or prevention of disease. The FDA has issued regulations to implement certain labeling requirements of DSHEA.

    The Company's present activities relating to therapeutic pharmaceuticals, including toxicology testing and clinical trials, are subject to regulation by the FDA and other governmental authorities in the United States and other countries. The process of obtaining required regulatory approvals from the FDA and other authorities often takes many years, is expensive and can vary substantially based on the type, complexity and novelty of the product. While the Company believes that it may be able to pursue a less time consuming development process in the U.S. and certain foreign jurisdictions, the Company nevertheless will be required to engage in extensive clinical testing in order to demonstrate the safety and efficacy of its pharmaceutical products for human use and there can be no assurance of quick approval or any approval. Requests for additional data, or failure to or delays in obtaining regulatory approvals by the Company, its collaborators or licensees, would adversely affect the sales of pharmaceutical products developed by the Company and the Company's ability to generate pharmaceutical product revenues or royalties.

    Development of a pharmaceutical for human use is generally a multi-step process. In general, animal and IN VITRO testing must establish the potential safety and efficacy of the experimental product in a given disease. Once a product has been found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an investigational new drug (an "IND") application is submitted to the FDA. FDA acceptance typically is granted or denied within 30 days of an IND submission, but may, in some circumstances, involve substantial delays. Based upon documentation in medical literature of safe use of botanical products derived from the same botanical sources as the Company's products, the Company anticipates conducting concurrently with clinical trials certain development steps that are traditionally "pre-clinical."

    Generally, clinical investigations involve three phases. FDA regulated Phase I clinical studies are conducted to evaluate the safety of the experimental product in humans, various routes, dosages and schedules of product administration, and if possible, to gain early evidence of effectiveness. The demonstration of therapeutic benefit is not generally required in order to complete Phase I studies successfully. If acceptable product safety is demonstrated, Phase II studies are initiated. The FDA has stated in pre-IND meetings with the Company that it may permit companies to proceed directly to Phase II clinical studies, while concurrently performing toxicology studies, for botanical drugs that have demonstrated safety through prior use and has permitted the Company to proceed directly with Phase II studies for PPRT-321. Phase II trials are designed to evaluate the safety and effectiveness of the product in the treatment of a given disease and, typically, are well-controlled, closely monitored studies conducted on a relatively small number of patients. The optimal routes, dosages and schedules of administration should be determined in these studies. When the Phase II trials are successfully completed, Phase III studies are typically commenced. Phase III studies are expanded, controlled trials that are intended to gather pivotal information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies may also compare the safety and efficacy of the experimental product with currently available products. It is not possible to estimate the time in which FDA regulated Phase I, II and III studies will be completed with respect to a given product, although the time period could be lengthy.

    The results of initial toxicology and clinical testing are not necessarily predictive of results that will be obtained from subsequent or more extensive toxicology and clinical testing, and there can be no assurance that further clinical trials or toxicology studies will be successful. Companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Although the FDA has established a "botanical" committee to provide regulatory guidelines, including guidelines for approval of herbal medicines as pharmaceuticals, the Company believes that the FDA has never approved a multi-molecule, herbal pharmaceutical. Standards approved by the FDA for approval of herbal medicines that qualify as pharmaceuticals could result in competitive herbal medicines that are not developed using the PharmaPrint-TM- Process. Also, adverse governmental regulation that might arise from future legislative or administrative action cannot be predicted.

    Following the successful completion of clinical investigation, the toxicology and clinical evidence that has been accumulated is submitted to the FDA as part of a new drug application (a "NDA"). Approval of a NDA is necessary before a company may market a new drug product. The approval, if any, of a NDA can take several years and depends upon the time it takes the FDA to review the submitted data, the FDA's comments on the application and the time required to provide satisfactory answers or additional data when requested. If regulatory approval is obtained, such approval may involve limitations and restrictions on the marketing of the Company's pharmaceutical products. In addition, any marketed pharmaceutical product and its manufacture are subject to continuous governmental review and post-market evaluation of approved pharmaceutical products could result in withdrawal, suspension or limitation of approvals. Any subsequent discovery of previously unrecognized problems could result in restrictions on the pharmaceutical product or its manufacture, including withdrawal of the pharmaceutical product from the market. Failure of the Company to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, pharmaceutical product recalls, seizure of products, operating restrictions or criminal prosecution.

    Continued compliance with current good manufacturing practices ("cGMP") is required to be eligible to continue to manufacture and market the products once they are approved. Failure to comply with cGMP regulations, or to comply with other applicable legal requirements, can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal liability on the part of the Company and of the officers and employees of the Company who are responsible for the activities that lead to the violations.

    In addition to the regulatory framework for pharmaceutical product approvals, the Company is and may be subject to regulation under local, state, federal and foreign law, including requirements regarding occupational safety, laboratory practices and environmental protection, waste and water disposal, and hazardous substance control. There can be no assurance that the Company will not be required to incur significant costs to comply with such regulations as manufacturing is increased to commercial volumes, or that the operations, business or assets of the Company will not be materially and adversely affected by current or future laws, rules, regulations and policies.

    The Company cannot predict whether new legislation or regulations governing the Company's activities will be enacted by legislative bodies or promulgated by agencies regulating the Company's products, or what the effect of any such legislation or regulation on the Company's operations would be. There can be no assurance that new legislation or regulation, including changes to existing laws or regulations, will not materially adversely affect the business, financial condition and results of operations of the Company.

INTELLECTUAL PROPERTY

    The Company's policy is to protect its technology by, among other things, filing patent applications in the United States and internationally, for technology that is considered important to the development of its business. The Company intends to file additional patent applications, when appropriate, relating to new developments or improvements in its technology and other specific products that it develops. The Company also relies on trade secrets and improvements, unpatented know-how and/or continuing technological innovation to develop and maintain its competitive position.

    The Company plans to achieve a competitive advantage as the only provider of multi-molecule botanical dietary supplements and pharmaceuticals that can market its products on the basis of consistent composition, the presence of at least one bioactive and proven bioactivity. This depends upon its ability to obtain a patent covering the PharmaPrint-TM- Process that is broad enough to prevent competitors from making such claims. The Company has filed with the PTO applications for a broad process patent covering a method for making high quality botanicals that incorporate the steps that make up the PharmaPrint-TM-Process, as well as additional applications covering the application of this method to the manufacture of 11 specific botanical compositions. To date, the Company has not received any patents or notice of allowance of any patent application for the PharmaPrint-TM- Process or any products it currently intends to commercialize. A great deal of research and development work has taken place in botanicals, including efforts focused on single-molecule bioactivity and analysis of multiple botanical components. The Company believes the PharmaPrint-TM- Process is unique and patentable because of its focus on determining high quality botanicals by identifying bioactive components having activity relevant to clinical indications and establishing manufacturing standards covering the range of bioactivity of the total of said components, but it is arguable that prior work on bioactivity relating to the development of single molecule drugs or multi-molecule chemical composition analysis could contradict nonobviousness of the Company's invention. The Company has received several responses from the PTO with respect to its patent portfolio and intends to continue to vigorously pursue the prosecution of its patent portfolio. However, there can be no assurance that a patent covering the PharmaPrint-TM- Process or any of the patents covering the specific botanical compositions will issue.

    Many of the processes and much of the know-how of importance to the Company's technology depend upon the non-patentable skills, knowledge and experience of its scientific and technical personnel and collaborators. In addition, certain of the Company's proprietary technology is held by the Company as trade secrets. The Company's success will depend in part on its ability to protect such trade secrets. To help protect its rights, the Company employs various methods, such as requiring all employees, collaborators and significant consultants and advisors to enter into confidentiality agreements with the Company. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure or that other companies will not acquire or independently develop information the Company considers to be proprietary.

    The Company's success will depend, in part, on its ability to continue to obtain patent protection for its technologies and products, to preserve its trade secrets and to operate without infringing on the proprietary rights of third parties.

OUTSOURCING RELATIONSHIPS

    Most of the Company's current research and development activities and a significant amount of it regulatory activities are performed in conjunction with various third party laboratories, manufacturing facilities and service providers. The Company also relies on collaborative arrangements with various third parties to manufacture, market and distribute its products.

RAW MATERIALS

    The Company procures the botanical extracts necessary for development of its dietary supplements and pharmaceutical products primarily from Hauser Inc., Indena SpA and Finzelberg. The Company believes that there are numerous alternative sources throughout the United States, Europe and Asia from which the Company can obtain these botanical extracts.

INSURANCE

    The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability. Such risks exist in the conduct of clinical trials and with respect to the distribution and sale of those products, if any, that receive regulatory approval for commercial sale, and with respect to products that the Company expects to be sold as dietary supplements. The Company maintains product liability insurance coverage it believes to be adequate in amount and coverage. There can be no assurance that such insurance will continue to be available at acceptable costs or that claims in excess of the Company's insurance coverage or not covered by the Company's insurance will be asserted against the Company.

EMPLOYEES

    As of March 31, 1998, the Company had 24 employees of which 11 are engaged in research and development activities and 13 are engaged in general and administrative functions. The Company contracts with external entities for many of the services it requires, including research and development, regulatory and manufacturing services.

ITEM 2.  PROPERTIES

    The Company's headquarters currently occupy approximately 8,800 square feet in Irvine, California. The Company leases its headquarters facility for approximately $19,500 per month, pursuant to a lease agreement that expires in December 1998.

ITEM 3.  LEGAL PROCEEDINGS

    Other than described below, the Company is not presently involved in any legal proceeding.

    The Company filed an action against Costas Loullis, Ph.D., the Company's former Group Senior Vice President of Research and Development, in December 1997, in Superior Court in the County of Orange, State of California. The Company's action alleges, among other things, conversion and misappropriation of Company property, fraud, breach of fiduciary obligations and related damages that stems from Dr. Loullis' employment with the Company from September 1996 through October 1997 and the termination of that employment. Dr. Loullis filed a response and a cross-complaint to the Company's action. The cross-complaint contains claims for unpaid wages, accrued benefits, stock option rights, breach of contract, wrongful termination and ownership rights in the Company's pending patent applications. The Company believes that the claims asserted by Dr. Loullis have limited merit, if any, and intends to dispute any and all claims raised by Dr. Loullis vigorously. The Company does not believe this matter represents a significant risk of material liability to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended March 31, 1998.

EXECUTIVE OFFICERS OF PHARMAPRINT INC.

    The following table sets forth certain information concerning the executive officers of the Company as of May 31, 1998:

NAME                                            AGE                                 POSITION
------------------------------------------      ---      ---------------------------------------------------------------
Elliot P. Friedman(1).....................          44   Chairman of the Board of Directors and Chief Executive Officer

Robert J. Burgess.........................          49   President and Chief Operating Officer

Tasneem A. Khwaja, Ph.D.(1)...............          63   Chief Scientific Officer and Corporate Secretary

Joel Bresser, Ph.D........................          43   Senior Vice President of DSHEA Products

Paul Johnston, Ph.D.......................          48   Senior Vice President of Development

Michael Tempesta, Ph.D....................          45   Senior Vice President of Research

Phillip G. Trad(1)........................          49   Senior Vice President, General Counsel

James R. Wodach...........................          36   Senior Vice President and Chief Financial Officer

------------------------

(1) Member of the Board of Directors of the Company

    ELLIOT P. FRIEDMAN joined the Company as Chief Financial Officer and a Director in November 1994 and became President and Chief Executive Officer in October 1995 and Chairman of the Board of Directors in April 1997. From July 1990 to July 1994, Mr. Friedman was co-founder and Chief Executive Officer of Biotek Solutions, a provider of monoclonal antibody and DNA-based systems used by pathologists for the diagnosis of cancer. Mr. Friedman received a Science of Management degree from the Massachusetts Institute of Technology.

    ROBERT J. BURGESS joined the Company as Executive Vice President and Chief Operating Officer in May 1996 and became President and Chief Operating Officer in April 1997. From April 1995 to April 1996, Mr. Burgess provided full-time consulting services to the Company. From April 1994 to April 1995, Mr. Burgess served as Chief Operating Officer of Dimension Memory, Inc. ("Dimension Memory") a company that trades in computer microchips. From February 1993 to April 1994, Mr. Burgess served as Chief Executive Officer of J. Micro Trading, an Australian company that trades in computer microchips. From January 1991 to January 1993, he was Chief Operating Officer of Integrated Memory Systems, which manufactured computer memory modules.

    TASNEEM A. KHWAJA, Ph.D. is founder of the Company and has served as Secretary of the Company since its inception in 1994 and Chief Scientific Officer since October 1995. From September 1994 to April 1997, Dr. Khwaja served as Chairman of the Board of Directors and from November 1994 to October 1995 served as President and Chief Executive Officer of the Company. Dr. Khwaja has been an Associate Professor of Pathology at the USC School of Medicine since 1973. Dr. Khwaja received a Ph.D. in Organic Chemistry and Chemistry of Nucleic Acids from Cambridge University.

    JOEL BRESSER, Ph.D. joined the Company as Senior Vice President of DSHEA Products in October 1997. From October 1995 to October 1997, Dr. Bresser was the founder and owner of Intellihance, Inc., a consulting company that provides strategic, marketing and technical services to healthcare and biotechnology companies. From January 1989 to October 1995, Dr. Bresser served in various executive capacities at Aprogenex, Inc. including President and Chief Executive Officer from April 1992 to October 1995. Dr. Bresser received a Ph.D. in Molecular Biology from Rice University.

    PAUL JOHNSTON, Ph.D. joined the Company as Vice President of Development in March 1997, and became Senior Vice President of Development in January 1998. From February 1995 to March 1997, Dr. Johnston was an independent consultant to a number of biotechnology start-up companies. From July 1993 to February 1995, Dr. Johnston served as the Vice President of the Product Development Division of NeXstar Pharmaceuticals, Inc., from September 1990 to July 1993, he was Senior Director of Pharmaceutical Development of Amylin Pharmaceutical, Inc. and prior to that held senior positions at Molecular Devices Corporation and Genentech Incorporated. Dr. Johnston received a Ph.D. in Biochemistry from Brandeis University.

    MICHAEL TEMPESTA, Ph.D. joined the Company as Senior Vice President of Research in March 1997. From February 1995 to February 1997, Dr. Tempesta was the Chief Scientific Officer of Larex, Inc., a biotechnology company. From 1990 to 1994, Dr. Tempesta served as Chief Scientific Officer and in various executive positions at Shaman Pharmaceuticals, Inc. Dr. Tempesta received his Ph.D. in Organic Chemistry from the University of Arizona.

    PHILLIP G. TRAD has been a Director of the Company since November 1995 and Senior Vice President and General Counsel since November 1997. From 1988 to November 1997, Mr. Trad operated his own law practice in California. Mr. Trad has more than 17 years of experience in general, civil and commercial litigation.

    JAMES R. WODACH, CPA joined the Company as Senior Vice President and Chief Financial Officer in December 1996. From April 1996 to December 1996, Mr. Wodach was Director of Finance for Paragon Biomedical, Inc. From October 1995 to April 1996, he was an independent consultant. From April 1994 to October 1995, Mr. Wodach was Senior Vice President of Finance, from April 1993 to April 1994 Senior Vice President and Chief Financial Officer, from July 1992 to April 1993 Vice President of Finance, and from November 1989 to July 1992, Controller for Regency Health Services, Inc.

                                    PART II

ITEM 5.  MARKET FOR PHARMAPRINT INC. COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock has been traded on The National Association of Securities Dealers' Automated Quotation System ("NASDAQ") National Market under the symbol "PPRT" since the Company's initial public offering in August 1996. The following table sets forth the range of high and low sales prices per share for the Common Stock, as reported by NASDAQ for the periods indicated:

YEAR ENDED MARCH 31, 1997                                                      HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
Fourth Quarter.............................................................  $    5.50  $   3.875
Third Quarter..............................................................  $    5.50  $    4.50
Second Quarter (from August 16, 1996)......................................  $    6.50  $   4.625


YEAR ENDED MARCH 31, 1998
---------------------------------------------------------------------------
Fourth Quarter.............................................................  $   12.75  $   8.125
Third Quarter..............................................................  $   18.13  $    8.25
Second Quarter.............................................................  $   14.50  $    6.00
First Quarter..............................................................  $    7.62  $    4.00

YEAR ENDED MARCH 31, 1999                                                      HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter (through June 12, 1998)......................................  $   14.00  $   10.00

    As of June 12, 1998, shares of the Company's Common Stock were held of record by approximately 121 stockholders and beneficially owned by approximately 1,889 stockholders.

    The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not currently intend to declare or pay any dividends in the foreseeable future.

ITEM 6:  MANAGEMENT'S PLAN OF OPERATION

OVERVIEW

    PharmaPrint uses its PharmaPrint-TM- Process technology to develop high quality dietary supplement and pharmaceutical products from botanical sources. The Company believes that its PharmaPrint-TM- Process technology represents a new paradigm in the development of therapeutic products from botanical sources. Unlike the traditional drug development process of identifying, isolating and synthesizing single bioactive molecules from plant and other sources, the Company's core technologies were developed based on empirical data that suggests that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plant's effectiveness. The PharmaPrint-TM- Process technology enables the Company to identify and quantify the bioactives within plant sources that are believed to provide therapeutic or other health benefits and produce dietary supplements and pharmaceuticals having consistent batch-to-batch quantities of these bioactives.

    Since its inception in 1994, the Company has engaged primarily in research and development activities and intends to continue research, development and testing of its proprietary technologies and dietary supplement and pharmaceutical products. The Company has not received any royalties or revenues from product sales.

    In October 1997, the Company entered into the AHP Agreements whereby the Company will apply its PharmaPrint-TM- Process to produce a line of high quality dietary supplement products to be marketed in the U.S., Canada and Mexico exclusively by AHP under the Centrum-Registered Trademark- brand name. In exchange for the exclusive right to use the PharmaPrint-TM- Process in the production of dietary supplements, AHP paid the Company $2,500,000 million as an up-front licensing fee and is required to pay additional fees of $500,000 upon each of (i) the issuance of a patent containing claims covering the PharmaPrint-TM- Process and (ii) receipt and acceptance of the initial AHP Products in sufficient time to permit AHP to meet its proposed product launch date. AHP has agreed, in the first two years following shipment by AHP of commercial quantities of the first AHP Product, to spend annually at least the lessor of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures. AHP has also agreed to purchase the AHP Products from the Company under a Supply Agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by product basis, AHP will pay royalties to the Company on net sales of such patented AHP products of 4% in the first year and 6% thereafter. AHP plans to commence marketing six of the Company's dietary supplement products under development in 1998. AHP and the Company will examine from time to time the opportunity to increase or modify this product line.

    The Company is also developing pharmaceuticals from natural plant sources for the purpose of seeking FDA approval. Products derived from the same botanical sources as those used in the Company's product development programs historically have been widely used as medicines and dietary supplements. Because of the well-documented history of safe usage of dietary supplements derived from the same plant source as the Company's drug candidates, the Company believes that, in certain cases, the FDA may allow the Company, or its prospective partners, to commence clinical trials at the Phase II stage, while concurrently performing toxicology studies. The Company has received such FDA permission for its initial pharmaceutical candidate, PPRT-321. The Company anticipates filing investigational new drug ("IND") applications for at least two other drug candidates within the next 12 months. As a result of these anticipated filings, and the clinical development program for PPRT-321, the Company believes that its research and development expenses for its pharmaceutical candidates will substantially increase over the next 12 months.

    The Company incurred approximately $2,980,000 and $9,785,000 of research and development expenses relating to its dietary supplement and pharmaceutical product candidates for the years ended March 31, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities. From inception (September 15, 1994) through May 1996, the Company had raised an aggregate net amount of approximately $2,100,000 through private sales of equity securities. In August 1996, the Company completed an initial public offering of 3,000,000 shares of its common stock at $5.00 per share, raising net proceeds of approximately $12.7 million. In February 1998, the Company completed a public offering of 2,587,500 shares of its common stock at $10.50 per share. The net proceeds from this public offering were approximately $24.4 million.

    During the year ended March 31, 1998, the Company increased its staff of full-time employees and consultants from 12 to 24. The Company expects to continue to significantly increase its staffing levels in the next 12 months.

    In November 1997, the Company entered into a $20 million purchase commitment with a vendor to purchase raw materials to be used for three herbal products and to provide processing services for an additional herbal product over the next three years. All of the aforementioned products were anticipated to be used by the Company to meet its obligations under the AHP Agreements. Subsequently, the Company determined that one of the raw materials to be supplied by the vendor did not meet its specifications and that another raw material contained a certain fungicide. The Company's supplier has agreed to take back the raw materials that did not meet specifications, however, the supplier has not admitted any problems with the raw materials. The Company has since sourced each of these raw materials from different suppliers. However, due to the uncertainties surrounding the quality of the raw materials discussed above, the Company is unable to determine whether it will be required to fulfill its $20 million purchase commitment in the future. The Company does not presently have any material commitments for capital expenditures.

    The Company has incurred net operating losses since its inception and expects substantial net operating losses in the near term as it continues its research and development efforts. The Company will incur additional net operating losses until such time as product or service sales can generate sufficient revenue to fund continuing operations. The Company's ability to generate revenues is dependent upon many factors, including its ability to develop, introduce and market products and obtain regulatory approvals.

    While the Company has not had any revenue to date, the Company believes that its current capital resources and the proceeds of its recently completed public offering will enable it to maintain its current and planned operations for at least the next 15 months. However, no assurance can be given that there will be no change in the Company's operations that would consume available resources more rapidly than anticipated. The Company will need substantial funds to support its long-term pharmaceutical product development programs. Currently, the Company has no established bank financing arrangement. The amount and type of the Company's future capital requirements will depend on many factors, including, without limitation, the progress of the Company's research, drug discovery and development programs, the progress and results of toxicology studies and clinical trials, the timing and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing. To the extent that the Company's capital resources, including the net proceeds from its recently completed public offering, are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. The Company has no current arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing stockholders will provide any portion of the Company's future financing requirements. Any additional financings may have the effect of substantially diluting the Company's book value per share and the ownership percentage of the Company's then existing stockholders. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain or all of its programs or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself, any of which could have a materially adverse effect on the business, financial condition or results of operations of the Company.

    At March 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $27.2 million; such carryforwards expire in various years through 2013.

YEAR 2000

    The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During the year ended March 31, 1998, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant in a timely manner. The cost of executing this plan is not expected to have a material impact on the Company's results of operations or financial condition. In addition, the Company has contacted its major suppliers and vendors to ensure their awareness of the Year 2000 problem. If the Company, its suppliers or vendors are unable to resolve issues related to the Year 2000 Problem on a timely basis, it could have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Public Accountants...................................................................          21

Consolidated Balance Sheet as of March 31, 1998............................................................          22

Consolidated Statements of Operations for the years ended March 31, 1997 and 1998 and the period from
  inception (September 15, 1994) through March 31, 1998....................................................          23

Consolidated Statements of Stockholders' Equity for the period from inception (September 15, 1994) through
  March 31, 1998...........................................................................................          24

Consolidated Statements of Cash Flows for the years ended March 31, 1997 and 1998 and the period from
  inception (September 15, 1994) through March 31, 1998....................................................          25

Notes to Consolidated Financial Statements.................................................................          26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PharmaPrint Inc. and Subsidiary:

    We have audited the accompanying consolidated balance sheet of PharmaPrint Inc. and Subsidiary (a Delaware corporation in the development stage) as of March 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1997 and 1998 and for the period from inception (September 15, 1994) to March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmaPrint Inc. and Subsidiary as of March 31, 1998 and the results of their operations and their cash flows for the years ended March 31, 1997 and 1998 and for the period from inception (September 15, 1994) to March 31, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
June 1, 1998

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEET--MARCH 31, 1998

                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents....................................................  $21,557,916
  Inventories..................................................................    2,183,282
  Other current assets.........................................................      899,724
                                                                                 -----------
    Total current assets.......................................................   24,640,922
FIXED ASSETS...................................................................      354,769
OTHER ASSETS, net of accumulated amortization of $41,465.......................      443,394
                                                                                 -----------
    Total assets...............................................................  $25,439,085
                                                                                 -----------
                                                                                 -----------


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.............................................................  $ 4,490,893
  Accrued expenses.............................................................      588,882
  Deferred revenue.............................................................    2,500,000
                                                                                 -----------
    Total current liabilities..................................................    7,579,775
                                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value--1,000,000 shares authorized, no shares
    issued or outstanding......................................................      --
  Common stock, $.001 par value--24,000,000 shares authorized, 13,641,184
    shares issued and outstanding..............................................       13,641
  Additional paid-in capital...................................................   49,076,549
  Deferred compensation........................................................      (54,433)
  Deficit accumulated during the development stage.............................  (31,176,447)
                                                                                 -----------
    Total stockholders' equity.................................................   17,859,310
                                                                                 -----------
    Total liabilities and stockholders' equity.................................  $25,439,085
                                                                                 -----------
                                                                                 -----------

The accompanying notes are an integral part of this consolidated balance sheet.

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           PERIOD FROM INCEPTION
                                                             YEAR ENDED      YEAR ENDED     (SEPTEMBER 15, 1994)
                                                           MARCH 31, 1997  MARCH 31, 1998  THROUGH MARCH 31, 1998
                                                           --------------  --------------  ----------------------
REVENUES.................................................   $    --         $    --           $      --

EXPENSES:
  Research and development...............................      2,980,064       9,785,206            13,530,604
  General and administrative.............................      2,919,351       4,534,643             8,213,103
  Stock compensation.....................................      5,333,437       3,795,553             9,432,740
                                                           --------------  --------------         ------------
                                                              11,232,852      18,115,402            31,176,447
                                                           --------------  --------------         ------------

NET LOSS.................................................   $(11,232,852)   $(18,115,402)     $    (31,176,447)
                                                           --------------  --------------         ------------
                                                           --------------  --------------         ------------
BASIC/DILUTED LOSS PER COMMON SHARE......................   $      (1.15)   $      (1.59)     $          (3.29)
                                                           --------------  --------------         ------------
                                                           --------------  --------------         ------------
BASIC/DILUTED WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING............................................      9,770,575      11,363,130             9,488,810
                                                           --------------  --------------         ------------
                                                           --------------  --------------         ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  COMMON STOCK
                            ------------------------   ADDITIONAL                     STOCK            DEFICIT
                            NUMBER OF                   PAID-IN       DEFERRED     SUBSCRIPTION   ACCUMULATED DURING
                              SHARES       AMOUNT       CAPITAL     COMPENSATION    RECEIVABLE    DEVELOPMENT STAGE       TOTAL
                            ----------  ------------  ------------  ------------   ------------   ------------------   ------------
BALANCE, September 15, 1994
  (inception)..............    --       $    --       $    --       $   --          $  --            $  --             $    --
Issuance of common stock at
  $.001 per share to
  officer in November 1994
  for cash and receivable.. 4,265,845          4,100       --           --             (4,000)          --                      100
Issuance of common stock at
  $.004 per share to
  officer in November 1994
  for cash and receivable.. 1,248,540          5,000       --           --             (2,500)          --                    2,500
Issuance of common stock at
  $.001 per share in
  November 1994 for
  receivable...............   104,045            100       --           --               (100)          --                  --
Issuance of common stock at
  $.96 per share in
  December 1994 for cash
  and receivable...........   624,270        600,000       --           --           (200,000)          --                  400,000
Issuance of common stock at
  $.96 per share in March
  1995 for technology
  rights...................   328,563        315,789       --           --             --               --                  315,789
Net loss...................    --            --            --           --             --                (484,008)         (484,008)
                            ----------  ------------  ------------  ------------   ------------   ------------------   ------------
BALANCE, MARCH 31, 1995.... 6,571,263        924,989       --           --          ( 206,600)           (484,008)          234,381
Fair value of options
  granted (based upon
  estimated fair values of
  common stock of $1.68 to
  $2.40 per share):
  July 1, 1995 (67,629
    options)...............    --            --             48,750      --             --               --                   48,750
  November 1, 1995 (88,438
    options)...............    --            --            127,500      --             --               --                  127,500
  January 1, 1996 (88,438
    options)...............    --            --            127,500      --             --               --                  127,500
  March 22, 1996 (712,708
    options)...............    --            --          1,027,500   (1,027,500)       --               --                  --
Issuance of common stock in
  private placements in
  December 1995 at $2.40
  per share, net of
  expenses.................   618,034      1,314,616       --           --           (100,000)          --                1,214,616
Stock issued for services
  in March 1996............   624,270      1,500,000       --        (1,500,000)       --               --                  --
Fair value of warrants
  issued with notes
  payable..................    --            --             31,250      --             --               --                   31,250
Payments on stock
  subscription
  receivable...............    --            --            --           --            200,000           --                  200,000
Contribution of shares by
  stockholder in March
  1996..................... (1,336,978)      --            --           --             --               --                  --
Net loss...................    --            --            --           --             --              (1,344,185)       (1,344,185)
                            ----------  ------------  ------------  ------------   ------------   ------------------   ------------
BALANCE, MARCH 31, 1996.... 6,476,589      3,739,605     1,362,500   (2,527,500)     (106,600)         (1,828,193)          639,812
Issuance of common stock in
  private placements in
  April 1996 at $2.40 per
  share, net of expenses
  and repurchased shares...    97,995        185,342       --           --             --               --                  185,342
Payments on stock
  subscription
  receivable...............    --            --            --           --            106,600           --                  106,600
Common stock issued upon
  cancellation of options
  in May 1996..............   712,708      1,712,500      (127,500)     --             --               --                1,585,000
Restricted shares issued
  for services upon
  cancellation of options
  in May 1996..............   712,708      2,984,466    (1,027,500)  (1,956,966)       --               --                  --
Issuance of common stock in
  initial public offering
  in August 1996, net of
  expenses................. 3,000,000     12,704,985       --           --             --               --               12,704,985
Remeasurement of stock
  issued in March 1996.....    --          1,500,000       --        (1,500,000)       --               --                  --
Amortization of deferred
  compensation.............    --            --            --         3,000,000        --               --                3,000,000
Fair value of options
  granted to consultants in
  October 1996.............    --            --            274,433     (174,433)       --               --                  100,000
Fair value of stock
  transferred by a major
  shareholder to third
  parties as compensation
  for services in December
  1996.....................    --            --            648,437      --             --               --                  648,437
Net loss...................    --            --            --           --             --             (11,232,852)      (11,232,852)
                            ----------  ------------  ------------  ------------   ------------   ------------------   ------------
BALANCE, MARCH 31, 1997.... 11,000,000    22,826,898     1,130,370   (3,158,899)       --             (13,061,045)        7,737,324
Remeasurement of restricted
  shares issued for
  services in May 1996.....    --            579,074       --          (579,074)       --               --                  --
Fair value of options
  granted to consultant in
  June 1996................    --            --            112,013      --             --               --                  112,013
Exercise of stock
  options..................     5,202          5,000       --           --             --               --                    5,000
Conversion to $.001 par
  value stock..............    --        (23,399,966)   23,399,966      --             --               --                  --
Exercise of warrants.......    48,482             48           (48)     --             --               --                  --
Issuance of common stock in
  public offering in
  February 1998, net of
  expenses................. 2,587,500          2,587    24,434,248      --             --               --               24,436,835
Amortization of deferred
  compensation.............    --            --            --         3,683,540        --               --                3,683,540
Net loss...................    --            --            --           --             --             (18,115,402)      (18,115,402)
                            ----------  ------------  ------------  ------------   ------------   ------------------   ------------
BALANCE, MARCH 31, 1998.... 13,641,184  $     13,641  $ 49,076,549  $   (54,433)    $  --            $(31,176,447)     $ 17,859,310
                            ----------  ------------  ------------  ------------   ------------   ------------------   ------------
                            ----------  ------------  ------------  ------------   ------------   ------------------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 PERIOD FROM
                                                                                             INCEPTION (SEPTEMBER
                                                               YEAR ENDED      YEAR ENDED     15, 1994) THROUGH
                                                             MARCH 31, 1997  MARCH 31, 1998     MARCH 31, 1998
                                                             --------------  --------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................   $(11,232,852)   $(18,115,402)    $    (31,176,447)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................          9,188         102,998              120,296
  Amortization of discount on notes payable................         31,250         --                    31,250
  Stock issued for licensing rights........................        --              --                   315,789
  Stock and options issued for services....................      5,333,437       3,795,553            9,432,740
  Changes in assets and liabilities:
  Increase in inventories..................................        --           (2,183,282)          (2,183,282)
  Increase in other current assets.........................       (220,018)       (562,131)            (899,724)
  Increase in other assets.................................        (84,598)       (338,065)            (484,859)
  Decrease in amount due to USC............................       (176,000)        --                 --
  Increase in accounts payable and accrued
    expenses...............................................        973,554       3,985,179            5,079,775
  Increase in deferred revenue.............................        --            2,500,000            2,500,000
                                                             --------------  --------------  --------------------
  Net cash used in operating activities....................     (5,366,039)    (10,815,150)         (17,264,462)
                                                             --------------  --------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets.................................       (194,759)       (238,841)            (433,600)
                                                             --------------  --------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock...............     12,984,530      24,441,835           38,949,378
  Proceeds from stock subscription receivable..............        106,600         --                   306,600
  Proceeds from notes payable..............................         20,000         --                   270,000
  Repayment of notes payable...............................       (270,000)        --                  (270,000)
                                                             --------------  --------------  --------------------
  Net cash provided by financing activities................     12,841,130      24,441,835           39,255,978
                                                             --------------  --------------  --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..................      7,280,332      13,387,844           21,557,916
CASH AND CASH EQUIVALENTS, beginning of
  period...................................................        889,740       8,170,072            --
                                                             --------------  --------------  --------------------
CASH AND CASH EQUIVALENTS, end of period...................   $  8,170,072    $ 21,557,916     $     21,557,916
                                                             --------------  --------------  --------------------
                                                             --------------  --------------  --------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, NARRATIVE DISCUSSION OF THE BUSINESS AND RISK FACTORS

ORGANIZATION

    PharmaPrint Inc. (the "Company" or PharmaPrint"), a development stage company, was originally incorporated in the State of California in September 1994. In October 1997, the Company's state of incorporation was changed from California to Delaware. The Company was formed in order to complete the development of and commercialize the research initiated by Dr. Tasneem A. Khwaja, a founder and significant stockholder of the Company, over a 20 year period at the University of Southern California ("USC") School of Medicine.

NARRATIVE DESCRIPTION OF THE BUSINESS

    PharmaPrint uses its PharmaPrint-TM- Process technology to develop high quality dietary supplement products and pharmaceuticals from botanical sources. Unlike the traditional drug development process of identifying and synthesizing single bioactive molecules from plant sources, the Company's core technologies were developed based on empirical data that suggests that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plants' effectiveness. The PharmaPrint-TM- Process technology enables the Company to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce dietary supplements and pharmaceuticals having consistent batch-to-batch quantities and ratios of these bioactives.

    The Company is applying a dual commercialization strategy with its PharmaPrint-TM-Process technology. The first application of the PharmaPrint-TM-Process is for the development of high quality, herbal dietary supplements. The second application of the PharmaPrint-TM- Process is the development of FDA-approvable pharmaceuticals from natural plant sources. The Company's initial pharmaceutical product candidate, PPRT-321, a saw palmetto-derived drug that is being developed for the treatment of symptoms associated with benign prostatic hyperplasia is currently in Phase II clinical trials. In addition, the Company has begun development of five additional plant-derived medicines that have long histories of safe use and indications of efficacy.

DEVELOPMENT STAGE COMPANY AND RISK FACTORS

    PharmaPrint is a development stage company. Since inception (September 15, 1994), the Company has engaged primarily in research and development activities and intends to continue research, development and testing of its proprietary technologies and dietary supplement and pharmaceutical products. The Company has not received any royalties or revenues from product sales.

    The Company has yet to generate revenues and has no assurance of significant future revenues. There can be no assurance that the Company will receive royalties from potential sales of its dietary supplements, obtain FDA approval for its pharmaceutical candidates or be able to further market its PharmaPrint-TM-Process. The Company is likely to incur substantial and increasing operating losses as it continues its research and development efforts and until such time, if ever, as product sales, royalties, and license and development and other fees can generate sufficient revenue to fund its continuing operations. The Company's future capital requirements will depend on many factors, including but not limited to the

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION, NARRATIVE DISCUSSION OF THE BUSINESS AND RISK FACTORS
(CONTINUED)
Company's ability to further market its PharmaPrint-TM- Process to third parties, overall product development costs including the cost of toxicology testing and clinical trials, the ability to obtain certain patent approvals, the length of time required to obtain FDA approval, if any, competing technological and market developments, changes in existing collaborative relationships, sales and marketing arrangements and the costs of establishing subcontracts for research and development. The Company believes that its current capital resources will enable it to maintain its current and planned operations for at least the next 15 months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary PharmaPrint B.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    For financial reporting purposes, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. At March 31, 1998 inventories consisted entirely of purchased raw materials to be used in the production of products under the American Home Products Corporation ("AHP") agreements.

FIXED ASSETS

    Fixed assets are stated at cost and consisted of the following at March 31, 1998:

Equipment.........................................................  $ 254,599
Furniture.........................................................    179,001
Less accumulated depreciation.....................................    (78,831)
                                                                    ---------
                                                                    $ 354,769
                                                                    ---------
                                                                    ---------

    Depreciation is provided using the straight-line method over the estimated useful life for equipment of three years and furniture for five years.

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OTHER LONG-TERM ASSETS

    Organization costs are amortized on a straight-line basis over five years. Patent costs are amortized on a straight-line basis over 10 years. The Company periodically evaluates long-term assets for impairment under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121.

DEFERRED REVENUE

    Deferred revenue represents an up-front licensing fee received from AHP for products developed by the Company for AHP. Such licensing fee will be recognized as revenue in the period the fee is earned and at the time that it is no longer forfeitable. This will occur at the time of the first sale by AHP of the initial AHP Products. See Note 3.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred.

INCOME TAXES

    The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities using enacted tax rules that will be in effect when the differences are expected to reverse.

LOSS PER SHARE

    During fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share." As required pursuant to SFAS No. 128, basic loss per share is computed based on the weighted average number of common shares outstanding for the period assuming no dilution from outstanding stock options and diluted loss per share is computed assuming dilution from stock options and warrants. Prior period net loss per share data have been restated for all periods presented. The Company excluded all outstanding stock options and warrants from the diluted computation as their effect is antidulutive. See Note 6.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company will continue to account for employee and director stock options in accordance with APB Opinion No. 25 and has made the necessary pro forma disclosures mandated by SFAS No. 123. Compensation expense related to stock options granted to others is calculated using the fair market value of the stock option on the date of grant. See Note 6.

CHANGE IN PAR VALUE

    In connection with the Company's reincorporation to Delaware, the par value of the Company's common stock was changed from no par value to $.001 par value. The change in par value has been

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recorded as an adjustment to additional paid-in capital and common stock in the accompanying consolidated statement of stockholders' equity.

PENDING ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FSAB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, which established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and distributions to owners. Currently, no difference exists between the Company's net loss and its comprehensive net loss.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997, which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt this standard in the first quarter of fiscal 1999.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Pre-Opening Costs". This statement provides guidance on the financial reporting of start-up costs and organization costs. The statement is effective for fiscal years beginning after December 15, 1998 and the Company has determined that the effect of adopting this statement will not have a material effect on the financial condition or results of operations of the Company.

RECLASSIFICATIONS

    Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

3. AGREEMENTS

AHP AGREEMENTS

    In October 1997, the Company entered into several agreements with AHP whereby AHP will market the Company's dietary supplements under AHP's Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreement, AHP paid the Company $2,500,000 in an up-front licensing fee and is required to pay additional fees of $500,000 upon each of (i) the issuance of a patent containing claims covering the PharmaPrint-TM- Process and (ii) receipt and approval by AHP of the initial AHP Products in sufficient time to permit AHP to meet its proposed launch date. Additionally, AHP has agreed to spend at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures during each of the two years following product launch. AHP has also agreed to purchase the dietary supplements under a Supply Agreement at specified prices. In addition, if the company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis covering the production of one or more of the AHP Products, AHP will pay royalties to the Company on sales of those products of 4% in the first year and 6% thereafter.

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. AGREEMENTS (CONTINUED)
USC LICENSE AGREEMENT

    In March 1995, the Company entered into a license agreement with USC (the "USC License Agreement") that granted the Company an exclusive, worldwide license to: (i) the PharmaPrint-TM- Process; (ii) use certain therapeutic compounds; and (iii) other related products developed by Dr. Khwaja's laboratory at USC. USC has also agreed to grant the Company the right to sublicense certain products and a right of first refusal to obtain a license for any improvements to certain products developed by USC. The term of the USC License Agreement began March 1, 1995, and ends on the later of February 28, 2010, or the expiration of the last issued patent under the USC License Agreement.

    In exchange for the license, the Company agreed to pay USC: (i) royalty payments of 1% of the Company's net sales of pharmaceutical products developed using the PharmaPrint-TM- Process; (ii) after the first patent issues, an annual minimum royalty of $15,000, which shall increase by $5,000 annually for the following two years and be $25,000 annually thereafter; (iii) an annual license fee of $10,000 payable until a patent issues; and (iv) 328,563 shares of the Company's common stock valued at $316,000 at the time of the exchange.

4. INCOME TAXES

    No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through March 31, 1998. At March 31, 1998, the Company has net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes of approximately $27.2 million; such carry forwards expire in various years through 2013. Deferred tax assets include these net operating loss carryforwards as well as certain expenses that are reported for book and tax purposes in different periods. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

    Under the Tax Reform Act of 1986, the amounts of and benefits from the Company's net operating loss carryforwards are limited due to a cumulative ownership change that occurred over a three year period. However, based upon preliminary estimates, management believes that the effect of such limitation, will not have a material adverse effect on its financial condition or results of operations.

5. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

    In November 1997, the Company entered into a $20 million purchase commitment with a vendor to purchase raw materials to be used for three herbal products and to provide processing services for an additional herbal product over the next three years. All of the aforementioned products were anticipated to be used by the Company to meet its obligations under the AHP Agreements. Subsequently, the Company determined that one of the raw materials to be supplied by the vendor did not meet its specifications and that another raw material contained a certain fungicide. The Company has since sourced each of these raw materials from different suppliers. However, due to the uncertainties surrounding the quality of the raw materials discussed above, the Company is unable to determine whether it will be required to fulfill its $20 million purchase commitment in the future.

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
LEASE

    The Company leases its corporate headquarters under an operating lease that expires in December 1998. Rent expense for the current and the previous (expired) office lease was approximately $86,000 and $186,000 for the years ended March 31, 1997 and 1998, respectively. At March 31, 1998, future minimum lease payments under the noncancelable operating lease for the year ending March 31, 1999 is $176,000.

EMPLOYMENT AGREEMENTS

    At March 31, 1998, the Company had employment agreements with its Chief Executive Officer and its Chief Scientific Officer effective September 1, 1997 and its President effective October 1, 1997. The employment agreements have three-year terms and provide for annual base salaries in the aggregate of $642,000, plus certain benefits. The employment agreements provide for 12 months severance compensation in certain cases of termination, as defined in each employment agreement.

    At March 31, 1998, the Company had employment agreements with six other officers that provide for base salaries in the aggregate of $980,000. The employment agreements were effective at various dates throughout the year and have one-year terms. The employment agreements provide for three months severance compensation in certain cases of termination, as defined in each employment agreement.

PERSONAL SERVICES AGREEMENT

    The Company entered into an agreement (the "Personal Services Agreement") with Dimension Memory, Inc. ("Dimension") in May 1996. Pursuant to the Personal Services Agreement, Dimension provided the services of Robert J. Burgess as Executive Vice President and Chief Operating Officer (May 1996 to March 1997) and President and Chief Operating Officer (April 1997 to September 1997) of the Company. In exchange for these services, the Company provided varying levels of compensation to Dimension and also issued 712,708 shares of its common stock to Dimension and thus recognized compensation expense of $1,585,000 for the year ended March 31, 1997.

    In December 1996, the Company amended the Personal Services Agreement with Dimension. The amended agreement provided for the immediate payment by the Company of all amounts due under the Personal Services Agreement in exchange for Dimension agreeing to provide additional services to the Company. As a result of this amended agreement, in December 1996 the Company paid and capitalized an amount to Dimension of $312,000. On October 1, 1997, the Personal Services Agreement was deemed satisfied and as a result the Company recognized $190,000 of compensation expense, such amount represented the unamortized amount of the December 1996 payment.

6. SHAREHOLDERS' EQUITY

PREFERRED STOCK

    The Company's Board of Directors is authorized, subject to applicable law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix or alter the rights, preferences, privileges and restrictions, including voting, conversion, liquidation, dividend and redemption of the shares of each wholly unissued series and any restrictions thereon, and to increase or decrease the number of shares of any such series (but not

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. SHAREHOLDERS' EQUITY (CONTINUED)
below the number of shares of such series then outstanding) without further action of the shareholders. As of March 31, 1998, the Company has not issued any of the 1,000,000 shares of authorized preferred stock.

COMMON STOCK

    Subject to the rights of any Preferred Stock that may be outstanding, holders of common stock are entitled to receive dividends as determined by the Company's Board of Directors. Each stockholder is entitled to one vote for each share of common stock held. The common stock is not entitled to either preemptive rights or redemption. In the event of liquidation, the holders of common stock will be entitled to receive on a pro rata basis all of the remaining net assets of the Company available for distribution.

    In July 1996, the Company's Board of Directors approved a 1.04045 for 1 stock split of the Company's common stock. All references in the accompanying financial statements to the number of shares and per share amounts, unless otherwise noted, have been restated to reflect the effect of this action.

    In August 1996, the Company completed the Initial Offering of 3,000,000 shares of its common stock at $5.00 per share. The net proceeds from the Initial Offering were approximately $12.7 million.

    During the fiscal year ended March 31, 1997, Dr. Khwaja, the Company's then Chairman and a significant stockholder, agreed to transfer 125,000 shares of his common stock to third parties. As a result of this transfer, compensation expense of approximately $648,000 was recorded and included in general and administrative expense during fiscal 1997.

    In May 1997, the Company's Board of Directors approved an increase in the number of authorized shares of common stock from 19,000,000 to 24,000,000; such increase was approved by the Company's stockholders in August 1997.

    In November 1997, a stockholder exercised his outstanding warrant in a cashless transaction. As a result, the Company issued 48,482 shares of common stock.

    In February 1998, the Company completed a public offering (the "1998 Offering") of 2,587,500 shares of its common stock at $10.50 per share. The net proceeds from the 1998 Offering were approximately $24.4 million.

PRIVATE PLACEMENT

    In December 1995, the Company sold 618,034 shares of its common stock at $2.40 per share in a private placement. From the sale, the Company received proceeds of approximately $1,315,000.

    During 1996, the Company offered (the "Repurchase Offer") to certain private placement holders of the Company's common stock two alternatives, either (i) the right to receive an additional one share of common stock for each share purchased in certain private placements, thus effectively reducing the price by half, or (ii) the right to cause the Company to repurchase the shares of common stock for $5.00 per share (the original purchase price), plus interest from the date of purchase. By its terms, the Repurchase Offer remained open for 30 days and terminated on July 3, 1996. The Repurchase Offer resulted in the Company repurchasing 35,600 shares (pre-split) for $91,000 in cash and the cancellation of $87,000 of stock subscriptions receivable.

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  SHAREHOLDERS' EQUITY (CONTINUED)

    In April 1996, the Company sold 97,995 shares of its common stock at $2.40 per share in a private placement. From the sale, the Company received net proceeds of approximately $185,000, net of fees and repurchased shares.

1995 STOCK OPTION PLAN

    On April 14, 1995, the Company adopted the 1995 Stock Option Plan, as Amended (the "1995 Plan"), pursuant to which directors, officers, key employees, consultants, scientific advisors and other personnel working directly with the Company are eligible to receive stock options as defined in the 1995 Plan. The 1995 Plan is administered by a designated committee (the "Committee") of the Board of Directors, which is empowered to determine the terms and conditions of each option, as defined by the 1995 Plan. The Company can grant either nonqualified or incentive stock options, as defined, under the 1995 Plan that vest as determined by the Committee. The Company and its stockholders have approved 2,200,000 shares of common stock available for issuance under the 1995 Plan. The 1995 Plan, unless terminated sooner by the Board of Directors, will terminate on April 14, 2005.

    Option activity from adoption of the 1995 Plan for the years ended March 31, 1997 and 1998 is as follows:

                                                             YEAR ENDED MARCH 31, 1997  YEAR ENDED MARCH 31, 1998
                                                             -------------------------  -------------------------
                                                                           WEIGHTED                   WEIGHTED
                                                              OPTIONS    AVERAGE PRICE   OPTIONS    AVERAGE PRICE
                                                             ----------  -------------  ----------  -------------
Outstanding at beginning of period.........................     997,097    $    0.96       782,078    $    3.11
  Granted..................................................     409,251    $    5.08     1,148,500    $    7.00
  Exercised................................................      --           --            (5,202)   $    0.96
  Cancelled................................................    (624,270)   $    0.96       (13,872)   $    0.96
  Forfeited................................................      --           --           (22,000)   $    6.97
  Non-plan options incorporated............................      --           --           141,800    $    4.60
                                                             ----------                 ----------
Outstanding at end of period...............................     782,078    $    3.11     2,031,304    $    5.39
                                                             ----------                 ----------
                                                             ----------                 ----------
Exercisable at end of period...............................     577,566    $    2.37     1,440,321    $    4.58
                                                             ----------                 ----------
                                                             ----------                 ----------

    The 2,031,304 options to purchase common stock outstanding at March 31, 1998, have exercise prices between $0.96 and $16.00 and a weighted average remaining option period of approximately 7.4 years.

    During the year ended March 31, 1997, the Company granted to consultants options to purchase 86,800 shares of common stock at the fair market value on the date of grant. Of such grants, 10,000 options were granted under the 1995 Plan and vested immediately and 76,800 options were granted outside the 1995 Plan (see below) and vest over two years. In accordance with SFAS No. 123, the Company recorded compensation expense of approximately $100,000 during fiscal 1997 and $120,000 during fiscal 1998. Additionally, the Company has recorded approximately $54,000 as deferred compensation relating to the 76,800 options at March 31, 1998, such amount to be amortized over the remaining six month vesting period.

    During the year ended March 31, 1997, the Company granted options outside of the 1995 Plan to purchase 141,800 shares of common stock, at the fair market value on the date of grant. Additionally, the Company's then Chairman of the Board of Directors and a majority shareholder, granted certain

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  SHAREHOLDERS' EQUITY (CONTINUED)
individuals options to purchase 430,000 shares of his common stock at the fair market value on the date of grant. All of the aforementioned options are included in the Company's pro forma calculation (see below) pursuant to SFAS No 123, with the exception of options to purchase 76,800 shares of common stock, which are recorded as compensation expense as discussed previously.

    During the year ended March 31, 1998, the Company granted to a consultant, options to purchase 30,000 shares of common stock at the fair market value on the date of grant. All of the options vested during fiscal 1998. The Company recorded approximately $112,000 of stock compensation expense during the year ended March 31, 1998.

    Had compensation expense been determined under the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                              FOR YEARS ENDED          PERIOD FROM INCEPTION
                                       ------------------------------   (SEPTEMBER 15, 1994)
                                       MARCH 31, 1997  MARCH 31, 1998  THROUGH MARCH 31, 1998
                                       --------------  --------------  ----------------------
NET LOSS
  As reported........................   $(11,232,852)   $(18,115,402)     $    (31,176,447)
  Pro forma..........................   $(12,183,608)   $(20,079,365)     $    (33,140,410)
LOSS PER SHARE
  As reported........................   $      (1.15)   $      (1.59)     $          (3.29)
  Pro forma..........................   $      (1.25)   $      (1.77)     $          (3.49)

    The weighted average fair value of options granted was $2.65 and $3.96 for the years ended March 31, 1997 and 1998, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1997 and 1998, respectively: weighted average risk free interest rates of 5.67% and 6.36%; expected dividend yields of 0% for each year; expected lives of 4 years and 5 years; and expected volatility of approximately 65% and 58%.

SHAREHOLDERS AGREEMENT

    The Company entered into a shareholders agreement (the "Shareholders Agreement") in March 1996, with Elliot P. Friedman, the Company's Chief Executive Officer, Tasneem Khwaja, the Company's then Chairman, and certain individuals and entities. Pursuant to the Shareholders Agreement: (i) Dr. Khwaja contributed 1,336,978 shares of common stock to the Company as a capital contribution; (ii) the Company issued 624,270 shares of common stock to D-RAM Industries PTY Ltd. ("D-RAM"), as nominee of Robert J. Burgess for consulting services; and (iii) the Company granted stock options to purchase 712,708 shares of common stock at a price of $0.96 per share to Mr. Friedman.

    The common stock options granted to Mr. Friedman and the common stock issued to D-RAM were subject to cancellation if the Company did not raise a minimum amount of proceeds in the Initial Offering prior to August 16, 1997, as defined. In addition, the options granted to Mr. Friedman were to be canceled on August 20, 2001, unless prior to that date: (i) the Company received approval of the FDA for the public sale of any pharmaceutical product; (ii) the Company consummated a merger or other transaction or the Company sold substantially all of its assets; (iii) the Company generated net pretax earnings of $0.50 per share for two consecutive years, as defined; or (iv) certain shares of common stock of each of

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  SHAREHOLDERS' EQUITY (CONTINUED)
Mr. Friedman and Dr. Khwaja, the sale of which was restricted until August 14, 2001 pursuant to a lock-up agreement with the underwriter of the Offering, were released from such lock-up agreement.

    In May 1996, the Shareholders' Agreement was revised and the stock options to purchase 712,708 shares of common stock granted to Mr. Friedman were canceled and the Company issued 712,708 shares of common stock to Mr. Friedman subject to the same conditions as the aforementioned options to purchase common stock.

    In August 1996, due to the successful completion of the Initial Offering, the conditions placed upon the common stock issued to D-RAM were met and thus the Company recorded $3,000,000 of compensation expense in the accompanying consolidated statement of operations for the year ended March 31, 1997, based upon the estimated fair market value of the stock at the time the conditions were met.

    In September 1997, the underwriter of the Company's Initial Offering agreed to release Mr. Friedman from the lock-up agreement discussed above and thereby accelerated the vesting. Accordingly, the Company recorded approximately $3,564,000 of stock compensation expense during the fiscal year ended March 31, 1998.

WARRANTS

    At March 31, 1998, the underwriter of the Initial Offering had a warrant outstanding for the purchase of 300,000 shares of common stock at a purchase price of $5.50 per share. The warrant is exercisable through August 2001.

    At March 31, 1998, the underwriter of the 1998 Offering had a warrant outstanding for the purchase of 112,500 shares of common stock at a purchase price of $12.60. The warrant is exercisable for a period of four years commencing one year after the effective date of the 1998 Offering.

7.  RELATED-PARTY TRANSACTIONS

    Advanced Bioresearch Associates ("ABA") is a clinical research organization that provides FDA strategic consulting and professional services and provides guidance to the Company in connection with various clinical, scientific and regulatory matters. ABA has offices in San Diego and San Francisco, California and Washington, D.C. Mr. Howard R. Asher, a member of the Company's Board of Directors, is the President and Chief Executive Officer and a controlling shareholder of ABA. The Company incurred approximately $1,069,000, and $1,889,000 of research and development expenses relating to the services provided by ABA for the years ended March 31, 1997 and 1998, respectively. At March 31, 1998, the Company included in accounts payable approximately $211,000 relating to amounts owed to ABA. Management believes that all amounts paid to ABA are fair and reasonable and are on terms similar to those available with non-affiliated parties.

    During the years ended March 31, 1997 and 1998, the Company utilized the services of Mr. Phillip G. Trad, a member of the Company's Board of Directors, for various legal and business development matters. The Company incurred approximately $50,000 and $121,000 of general and administrative expenses for the years ended March 31, 1997 and 1998, respectively relating to the services provided by Mr. Trad. In November 1997, Mr. Trad became an employee of the Company.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF PHARMAPRINT INC.; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information regarding executive officers required by Item 9 is furnished under "Executive Officers of PharmaPrint Inc." in Part I of this Report. The other information required by Item 9 is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on September 8, 1998 (the "Proxy Statement").

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

NUMBER DESCRIPTION
------ --------------------------------------------------------------------------
 2.1(1) Certificate of Ownership and Merger
 3.1(1) Amended and Restated Articles of Incorporation of the Company
 3.2(1) Bylaws of the Company as amended to date
 4.1(2) Form of Common Stock certificate
10.1(3) 1995 Stock Option Plan, as amended, and Form of Incentive Stock Option
         Agreement
10.2(3) Form of Non-Qualified Stock Option Agreement
10.3(4) Elliot P. Friedman Employment Agreement
10.4(4) Tasneem A. Khwaja Employment Agreement
10.5(4) Robert Burgess Employment Agreement
10.6(2) Dimension Memory, Inc. Personal Services Agreement
10.7(5) Amendment No. 1 to Dimension Memory, Inc. Personal Services Agreement
10.8(1) Form of Confidentiality Agreement
10.9(5) Lease dated October 28, 1997 for Company's headquarter facility
10.10(2) License Agreement dated March 1, 1995 between the Company and USC, as amended, and related Registration Rights Agreement and Stock Waiver
10.11(1) Second Amendment to USC License Agreement
10.12(2) Shareholders Agreement
10.13(2) Agreement Among Certain Shareholders
10.14(2) Agreement Among Elliot Friedman, Tasneem Khwaja and the Company
10.15(2) Registration Rights Agreement with D-RAM Industries PTY, Ltd.
10.16(2) Registration Rights Agreement with JadiJo, Inc.
10.17(3) Warrant Agreement between the Company and M.H. Meyerson & Co., Inc.
10.18(1) American Home Products License Agreement (U.S.)
10.19(1) American Home Products License Agreement (Foreign)
10.20(1) American Home Products Supply Agreement
10.21(4) Herbal Products Supply Agreement with Hauser, Inc.
10.22(4) Master Service Agreement with Hauser, Inc.
10.23(4) Saw Palmetto Supply Agreement with Hauser, Inc.
10.24(4) Form of Warrant Agreement between the Company and CIBC Oppenheimer Corp.
21.1(6) List of Subsidiaries.
27.1(6) Financial Data Schedule

--------------------------

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the six months ended September 30, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-4912-LA).

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

(4) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-41129).

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the nine months ended December 31, 1996.

(6) Filed herewith.

    (b) There were no reports on Form 8-K filed by the Issuer during the fourth quarter of the fiscal year ended March 31, 1998

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PHARMAPRINT INC.

                                By:            /s/ ELLIOT P. FRIEDMAN
                                     -----------------------------------------
                                                 Elliot P. Friedman
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                              CHIEF EXECUTIVE OFFICER
Date: June 29, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME AND SIGNATURE                  TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
    /s/ ELLIOT P. FRIEDMAN        Directors and Chief
------------------------------    Executive Officer            June 29, 1998
      Elliot P. Friedman          (Principal Executive
                                  Officer)

                                Senior Vice President and
     /s/ JAMES R. WODACH          Chief Financial Officer
------------------------------    (Principal Accounting        June 29, 1998
       James R. Wodach            Officer)

 /s/ TASNEEM A. KHWAJA, PH.D.
------------------------------  Chief Scientific Officer,      June 29, 1998
   Tasneem A. Khwaja, Ph.D.       Secretary, and Director

     /s/ PHILLIP G. TRAD        Senior Vice President,
------------------------------    General Counsel, and         June 29, 1998
       Phillip G. Trad            Director

   /s/ JOHN H. ABELES, M.D.
------------------------------  Director                       June 29, 1998
     John H. Abeles, M.D.

      /s/ LYLE ANDERSON
------------------------------  Director                       June 29, 1998
        Lyle Anderson

     /s/ ERINCH R. OZADA
------------------------------  Director                       June 29, 1998
       Erinch R. Ozada

    /s/ NATHAN TROUM, M.D.
------------------------------  Director                       June 29, 1998
      Nathan Troum, M.D.