Form 10QSB
period 1998-06-30
PHARMAPRINT INC
filed 1998-08-14
CIK 935155

               U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to              .
                                    --------------    ------------

                         Commission File Number  000-21141

                                 PHARMAPRINT INC.
               (Exact name of registrant as specified in its charter)

                DELAWARE                               33-0640125
        (State or jurisdiction of          (I.R.S. employer identification No.)
      incorporation or organization)

4 PARK PLAZA, SUITE 1900, IRVINE,
               CALIFORNIA                                 92614
(Address of principal executive offices)               (Zip code)

         REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:  (949) 794-7778


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  No   / /

Number of shares outstanding as of August 14, 1998:  Common Stock:  13,651,589

                          Total number of pages:  16

                                 PHARMAPRINT INC.

                                      INDEX

                                                                            Page
                                                                            -----

FACING SHEET  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2
PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Balance Sheet as of June 30, 1998
           (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . .       3
           Condensed Consolidated Statements of Operations for the three months ended June 30, 1997 and 1998, and for the
           period from inception (September 15, 1994)
           through June 30, 1998 (unaudited) . . . . . . . . . . . . . . . .      4
           Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1997 and 1998 and for
           the period from inception  (September 15, 1994)
           through June 30, 1998 (unaudited) . . . . . . . . . . . . . . . .      5
           Notes to Condensed Consolidated Financial Statements
           (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
  Item 2.  Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . . .    11

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .    15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16


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

   The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in the Company's March 31, 1998, Annual Report on Form 10-KSB, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: ability to obtain and enforce patents, dependence on third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, results of research and development and clinical and toxicology studies, technological advances by third parties and competition, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, future capital needs of the Company, history of operating losses, dependence upon key personnel, uncertainty regarding health care reimbursement and reform, limited manufacturing and marketing experience, control by existing stockholders and general economic and business conditions.

PHARMAPRINT-TM- IS A TRADEMARK OF THE COMPANY AND CENTRUM-Registered Trademark-IS A REGISTERED TRADEMARK OF AMERICAN HOME PRODUCTS CORPORATION ("AHP").

                           PHARMAPRINT INC. AND SUBSIDIARY
                           (A development stage company)
                 CONDENSED CONSOLIDATED BALANCE SHEET - JUNE 30, 1998
                                    (Unaudited)



                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                 $ 12,976,176
    Accounts receivable                                            225,956
    Inventories                                                  4,107,027
    Other current assets                                         1,050,739
                                                              ------------
        Total current assets                                    18,359,898

FIXED ASSETS, NET                                                  353,528
OTHER ASSETS, net of amortization of $55,210                       440,103
                                                              ------------
        Total assets                                          $ 19,153,529
                                                              ------------
                                                              ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                          $  1,812,833
    Accrued expenses                                             1,369,976
    Deferred revenue                                             2,500,000
                                                              ------------
        Total current liabilities                                5,682,809
                                                              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value - 1,000,000 shares
        authorized,  no shares issued or outstanding                     0
                    -
    Common stock, $.001 par value - 24,000,000 shares
        authorized, 13,651,589 shares issued and outstanding        13,652
    Additional paid-in-capital                                  49,086,527
    Deferred compensation                                          (24,433)
    Deficit accumulated during the development stage           (35,605,026)
                                                              ------------
        Total stockholders' equity                              13,470,720
                                                              ------------
        Total liabilities and stockholders' equity            $ 19,153,529
                                                              ------------
                                                              ------------



The accompanying notes are an integral part of this condensed consolidated balance sheet.

                           PHARMAPRINT INC. AND SUBSIDIARY
                           (A development stage company)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                                         Period from inception
                                         Three months   Three months      (September 15, 1994)
                                             ended          ended                through
                                         June 30, 1997  June 30, 1998         June 30, 1998
                                         -------------  -------------    ---------------------
REVENUES                                 $    ---        $   225,956       $    225,956

COST OF SALES                                 ---            174,267            174,267
                                         -----------     -----------       ------------
GROSS PROFIT                                  ---             51,689             51,689
                                         -----------     -----------       ------------

OPERATING EXPENSES:
Research and development                   1,029,818       3,302,679         16,833,283
General and administrative                   773,986       1,147,589          9,360,692
Stock compensation                            30,000          30,000          9,462,740
                                         -----------     -----------       ------------
      Total operating expenses             1,833,804       4,480,268         35,656,715
                                         -----------     -----------       ------------

NET LOSS                                 $(1,833,804)    $(4,428,579)      $(35,605,026)
                                         -----------     -----------       ------------
                                         -----------     -----------       ------------
BASIC/DILUTED LOSS PER
     COMMON SHARE                        $     (0.17)    $     (0.32)      $      (3.65)
                                         -----------     -----------       ------------
                                         -----------     -----------       ------------


BASIC/DILUTED WEIGHTED
     AVERAGE COMMON
     SHARES OUTSTANDING                   11,000,000      13,644,500          9,762,250
                                         -----------     -----------       ------------
                                         -----------     -----------       ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PHARMAPRINT INC. AND SUBSIDIARY
                           (A development stage company)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                                 Period from inception
                                                                 Three months   Three months      (September 15, 1994)
                                                                     ended          ended                through
                                                                 June 30, 1997  June 30, 1998         June 30, 1998
                                                                 -------------  -------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $  (1,833,804) $  (4,428,579)     $  (35,605,026)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                      18,931         44,964             165,261
     Amortization of discount on notes payable                             -              -                31,250
     Stock issued for licensing rights                                     -              -               315,789
     Stock and options issued for services                              30,000         30,000           9,462,740
     Changes in assets and liabilities:
     Increase in accounts receivable                                       -         (225,956)           (225,956)
     Increase in inventories                                               -       (1,923,745)         (4,107,027)
     Increase in other current assets                                   (5,882)      (151,015)         (1,050,739)
     Increase in other assets                                           (8,978)       (10,455)           (495,313)
     (Decrease) increase in accounts payable and
         accrued expenses                                             (491,015)    (1,896,964)          3,182,809
     Increase in deferred revenue                                          -              -             2,500,000
                                                                   -----------   ------------        ------------
     Net cash used in operating activities                          (2,290,748)    (8,561,750)        (25,826,212)
                                                                   -----------   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                          (32,496)       (29,979)           (463,579)
                                                                   -----------   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                            -            9,989          38,959,367
     Proceeds from stock subscription receivables                          -              -               306,600
     Proceeds from notes payable                                           -              -               270,000
     Repayment of notes payable                                            -              -              (270,000)
                                                                   -----------   ------------        ------------
     Net cash provided by financing activities                             -            9,989          39,265,967
                                                                   -----------   ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (2,323,244)    (8,581,740)         12,976,176
CASH AND CASH EQUIVALENTS, beginning of period                       8,170,072     21,557,916                 -
                                                                   -----------   ------------        ------------
CASH AND CASH EQUIVALENTS, end of period                           $ 5,846,828   $ 12,976,176        $ 12,976,176
                                                                   -----------   ------------        ------------
                                                                   -----------   ------------        ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the PharmaPrint Inc. March 31, 1998, Annual Report on Form 10-KSB.

    In the opinion of the Company, all material adjustments (consisting of normal recurring items) considered necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. The results of operations for the three month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

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

NARRATIVE DESCRIPTION OF THE BUSINESS

PharmaPrint uses its PharmaPrint-TM- Process technology to develop high quality dietary supplement products and pharmaceutical candidates from botanical sources. Unlike the traditional drug development process of identifying and synthesizing single bioactive molecules from plant sources, the Company's core technologies were developed based on empirical data that suggests that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plants' effectiveness. The PharmaPrint-TM-Process technology enables the Company to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce dietary supplements and pharmaceuticals having consistent batch-to-batch quantities and ratios of these bioactives.

   The Company is applying a dual commercialization strategy with its PharmaPrint-TM- Process technology. The first application of the PharmaPrint-TM- Process is for the development of high quality, herbal dietary supplements. The second application of the PharmaPrint-TM- Process is the development of FDA-approvable pharmaceuticals from natural plant sources. The Company's initial pharmaceutical product candidate, PPRT-321, a saw palmetto-derived drug that is being developed for the treatment of symptoms associated with benign prostatic hyperplasia is currently

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A development stage company)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

in Phase II clinical trials. In addition, the Company has begun development of five additional plant-derived medicines that have long histories of safe use and indications of efficacy.

DEVELOPMENT STAGE COMPANY AND RISK FACTORS

    PharmaPrint is a development stage company. Since inception (September 15, 1994), the Company has engaged primarily in research and development activities and intends to continue research, development and testing of its proprietary technologies and dietary supplement and pharmaceutical products. The Company has not received any royalties or significant revenues from products sales.

    The Company has yet to generate significant revenues and has no assurance of significant future revenues. There can be no assurance that the Company will receive royalties from potential sales of its dietary supplements, obtain FDA approval for its pharmaceutical candidates or be able to further market its PharmaPrint-TM- Process. The Company is likely to continue to incur operating losses as it continues its research and development efforts and until such time, if ever, as product sales, royalties, and license and development and other fees can generate sufficient revenue to fund its continuing operations. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to further market its PharmaPrint-TM- Process to third parties, overall product development costs including the cost of toxicology testing and clinical trials, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, the ability to obtain certain patent approvals, the length of time required to obtain FDA approval, if any, competing technological and market developments, changes in existing collaborative relationships, sales and marketing arrangements and the costs of establishing subcontracts for research and development. The Company believes that its current capital resources will enable it to maintain its current and planned operations for at least the next 12 months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A development stage company)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


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

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and distributions to owners. Currently, no difference exists between the Company's net loss and its comprehensive net loss.

      The Company will adopt in the fiscal year ending March 31, 1999 SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

RECLASSIFICATIONS

       Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

INVENTORIES

       Inventories are stated at lower of cost (determined on the first-in, first-out method) or market, and consisted of the following at June 30, 1998:


               Raw materials...........................   $  406,099
               Work-in-process.........................    3,700,928
                                                          ----------
               Total inventories.......................   $4,107,027
                                                          ----------
                                                          ----------


                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A development stage company)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

FIXED ASSETS

      Fixed assets are stated at cost and consisted of the following at June 30, 1998:


                Equipment......................................  $  285,926
                Furniture......................................     177,653
                Less accumulated depreciation..................    (110,051)
                                                                 ----------
                Fixed assets, net............................... $  353,528
                                                                 ----------
                                                                 ----------


     Depreciation is provided using the straight-line method over the estimated useful life for equipment of three years and furniture for five years.

4.   AGREEMENTS

     In October 1997, the Company entered into several agreements with American Home Products Corporation ("AHP") whereby AHP will market the Company's dietary supplements under AHP's Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreement, AHP paid the Company $2.5 million in an up-front licensing fee and is required to pay additional fees of $500,000 upon each of (i) the issuance of a patent containing claims covering the PharmaPrint-TM- Process and (ii) receipt and approval by AHP of the initial AHP Products in sufficient time to permit AHP to meet its proposed launch date. At the time of the first commercial sales by AHP of AHP Products the Company will have completed all research and development efforts relating to the $2.5 million licensing fee and will record such licensing fee as revenue in the period such fee was earned and at such time as it is no longer forfeitable. Additionally, AHP has agreed to spend at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures during each of the two years following product launch. AHP has also agreed to purchase the dietary supplements under a Supply Agreement at specified prices. In addition, if the company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis covering the production of one or more of the AHP Products, AHP will pay royalties to the Company on sales of those products of 4% in the first year and 6% thereafter.

5.    COMMITMENTS AND CONTINGENCIES

      The Company leases its corporate headquarters under an operating lease that expires in December 1998. Future minimum lease payments under this lease, as of June 30, 1998, are approximately $118,000 payable through March 31, 1999. Rent expense for the three months ended June 30, 1998, totaled approximately $59,000.

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

                        PHARMAPRINT INC. AND SUBSIDIARY
                         (A development stage company)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


of the raw materials discussed above, the Company is unable to determine whether it will be required to fulfill its $20 million purchase commitment in the future.

      In June 1998, the Company entered into a service agreement with a vendor. Under the terms of the agreement, effective July 1, 1998, the vendor will provide certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company is committed to reimburse the vendor a minimum of $300,000 per quarter. The Company is also subject to the following termination fees: (i) $1,000,000 if the agreement is terminated within 6 months of effective date; (ii) $700,000 if the agreement is terminated within 6 to 12 months of effective date; (iii) $200,000 if the agreement is terminated within 12 to 24 months of effective date and;
(iv) $100,000 if the agreement is terminated after 24 months of the effective date.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

OVERVIEW

     PharmaPrint uses its PharmaPrint-TM- Process technology to develop high quality dietary supplement products and pharmaceutical candidates from botanical sources. The Company believes that its PharmaPrint-TM- Process technology represents a new paradigm in the development of therapeutic products from botanical sources. Unlike the traditional drug development process of identifying, isolating and synthesizing single bioactive molecules from plant and other sources, the Company's core technologies were developed based on empirical data that suggests that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plant's effectiveness. The PharmaPrint-TM- Process technology enables the Company to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic or other health benefits and produce dietary supplements and pharmaceuticals having consistent batch-to-batch quantities of these bioactives.

     Since its inception in 1994, the Company has engaged primarily in research and development activities and intends to continue research, development and testing of its proprietary technologies and dietary supplement and pharmaceutical products. The Company has not received any royalties or significant revenues from product sales.

     In October 1997, the Company entered into the AHP Agreements whereby the Company will apply its PharmaPrint-TM- Process to produce a line of high quality dietary supplement products to be marketed in the U.S., Canada and Mexico exclusively by AHP under the Centrum-Registered Trademark- brand name. In exchange for the exclusive right to use the PharmaPrint-TM- Process in the production of dietary supplements, AHP paid the Company $2.5 million as an up-front licensing fee and is required to pay additional fees of $500,000 upon each of (i) the issuance of a patent containing claims covering the PharmaPrint-TM- Process and (ii) receipt and acceptance of the initial AHP Products in sufficient time to permit AHP to meet its proposed product launch date. At the time of the first commercial sales by AHP of AHP Products the Company will have completed all research and development efforts relating to the $2.5 million licensing fee and will record such licensing fee as revenue in the period such fee was earned and at such time as it is no longer forfeitable. Additionally, AHP has agreed in the first two years following shipment by AHP of commercial quantities of the first AHP Product, to spend annually at least the lessor of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures. AHP has also agreed to purchase the AHP Products from the Company under a Supply Agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by product basis, AHP will pay royalties to the Company on net sales of such patented AHP products of 4% in the first year and 6% thereafter. AHP plans to commence marketing six of the Company's dietary supplement products under development in 1998. AHP and the Company will examine from time to time the opportunity to increase or modify this product line.

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

      The Company incurred approximately $1,030,000 and $3,303,000 of research and development expenses relating to its dietary supplement products and pharmaceutical candidates for the quarters ended March 31, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations primarily through the sale of quity securities. From inception (September 15, 1994) through May 1996, the Company had raised an aggregate net amount of approximately $2.1 million through private sales of equity securities. In August 1996, the Company completed an initial public offering of 3,000,000 shares of its common stock at $5.00 per share, raising net proceeds of approximately $12.7 million. In February 1998, the Company completed a public offering of 2,587,500 shares of its common stock at $10.50 per share. The net proceeds from this public offering were approximately $24.4 million.

      As of June 30, 1998, the Company's staff of full-time employees and consultants was 24. The Company expects to significantly increase its staffing levels in the next 12 months.

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

      In June 1998, the Company entered into a service agreement with a vendor. Under the terms of the agreement, effective July 1, 1998, the vendor will provide certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company is committed to reimburse the vendor a minimum of $300,000 per quarter. The Company is also subject to the following termination fees: (i) $1,000,000 if the agreement is terminated within 6 months of effective date; (ii) $700,000 if the agreement is terminated within 6 to 12 months of effective date; (iii) $200,000 if the agreement is terminated within 12 to 24 months of effective date and; (iv) $100,000 if the agreement is terminated after 24 months of the effective date.

      The Company increased its inventories from $2,183,000 at March 31, 1998 to $4,107,000 at June 30, 1998 in order to supply certain dietary supplement products to AHP pursuant to the Supply Agreement. The Company anticipates that its inventories will significantly increase in the next 12 months.

      The Company has incurred net operating losses since its inception and expects net operating losses in the near term as it continues its manufacturing efforts with respect to the AHP Agreements and as it continues its research and development efforts. The Company will incur additional net operating losses until such time as product or service sales can generate sufficient revenue to fund continuing operations. The Company's ability to generate revenues is dependent upon many factors, including its ability to develop, introduce and market products and obtain regulatory approvals.

      The Company believes that its current capital resources, the proceeds from its offering completed in February, 1998, and its expected manufacturing revenue will enable it to maintain its current and planned operations for at least the next 12 months. However, no assurance can be given that there will be no change in the Company's operations that would consume available resources more rapidly than anticipated. The Company will need substantial funds to support its long-term pharmaceutical product development programs. Currently, the Company has no established bank financing arrangement. The amount and type of the Company's future capital requirements will depend on many factors, including, without limitation, the progress of the Company's research, drug discovery and development programs, the progress and results of toxicology studies and clinical trials, the cost and availability of botanical extracts, the cost and availability of manufacturing service contractors, the timing and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing. To the extent that the Company's capital resources, including the net proceeds from its public offering completed in February, 1998, are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. The Company has no current arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing stockholders will provide any portion of the Company's future financing requirements. Any additional financings may have the effect of substantially diluting the Company's book value per share and the ownership percentage of the Company's then existing stockholders. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain or all of its programs or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself, any of which could have a materially adverse effect on the business, financial condition or results of operations of the Company.

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

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         10.25  Manufacturing Services Agreement with Applied Analytical
                Industries
         27.1   Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PHARMAPRINT INC.
                                             Registrant


Date:   August 14, 1998                      /s/ James R. Wodach
                                             ----------------------------
                                             James R. Wodach
                                             Senior Vice President and
                                             Chief Financial Officer