Form 10QSB
period 1998-09-30
PHARMAPRINT INC
filed 1998-11-16
CIK 935155

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the transition period from ______________ to ______________.

                       COMMISSION FILE NUMBER: 000-21141

                            ------------------------

                                PHARMAPRINT INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                   33-0640125
     (State or jurisdiction of       (I.R.S. Employer
  incorporation or organization)      Identification
                                           No.)

     4 PARK PLAZA, SUITE 1900,             92614
        IRVINE, CALIFORNIA              (Zip code)
  (Address of principal executive
             offices)

                                 (949) 794-7778
               Registrants telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO ____

Number of shares outstanding as of November 13, 1998: Common Stock: 13,651,589
                         Total number of pages: _______

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PHARMAPRINT INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----

FACING SHEET...............................................................................................           1

INDEX......................................................................................................           2

PART I.  FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Balance Sheet as of September 30, 1998 (unaudited).....................           3

            Condensed Consolidated Statements of Operations for the three months ended September 30, 1997
            and 1998, and for the six months ended September 30, 1997 and 1998 (unaudited).................           4

            Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 1997 and
            1998 (unaudited)...............................................................................           5

            Notes to Condensed Consolidated Financial Statements (unaudited)...............................           6

    Item 2.  Management's Plan of Operation................................................................          10

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K..............................................................          13

SIGNATURES.................................................................................................          14

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

    The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein, or in the Company's prospectus dated February 11, 1998 and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, dependence on third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, results of research and development and clinical and toxicology studies, technological advances by third parties and competition, future capital needs of the Company, history of operating losses, dependence upon key personnel, uncertainty regarding health care reimbursement and reform, limited manufacturing and marketing experience, control by existing stockholders and general economic and business conditions.

PHARMAPRINT-TM- IS A TRADEMARK OF THE COMPANY AND CENTRUM-REGISTERED TRADEMARK-IS A REGISTERED TRADEMARK OF AMERICAN HOME PRODUCTS CORPORATION ("AHP").

                       PHARMAPRINT INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET--SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................................  $    5,785,257
  Accounts receivable.............................................................................       4,128,316
  Inventories.....................................................................................       5,374,031
  Other current assets............................................................................         842,224
                                                                                                    --------------
    Total current assets..........................................................................      16,129,828
FIXED ASSETS, NET.................................................................................         889,431
  OTHER ASSETS, net of amortization of $69,509....................................................         454,067
                                                                                                    --------------
    Total assets..................................................................................  $   17,473,326
                                                                                                    --------------
                                                                                                    --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................................  $    8,465,380
  Accrued expenses................................................................................         879,832
  Deferred revenue................................................................................       2,500,000
                                                                                                    --------------
    Total current liabilities.....................................................................      11,845,212
                                                                                                    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value--1,000,000 shares authorized, no shares issued or
    outstanding...................................................................................        --
  Common stock, $.001 par value--24,000,000 shares authorized, 13,651,589 shares issued and
    outstanding...................................................................................          13,652
  Additional paid-in-capital......................................................................      49,876,358
  Deferred compensation...........................................................................        (615,331)
  Accumulated deficit.............................................................................     (43,646,565)
                                                                                                    --------------
  Total stockholders' equity......................................................................       5,628,114
                                                                                                    --------------
  Total liabilities and stockholders' equity......................................................  $   17,473,326
                                                                                                    --------------
                                                                                                    --------------

   The accompanying notes are an integral part of this condensed consolidated balance sheet.

                       PHARMAPRINT INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS   THREE MONTHS    SIX MONTHS      SIX MONTHS
                                                          ENDED          ENDED          ENDED          ENDED
                                                      SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                          1997           1998           1997            1998
                                                      -------------  -------------  -------------  --------------
MANUFACTURING REVENUES..............................   $   --         $ 4,036,215    $   --        $    4,262,171
COST OF SALES.......................................       --           3,278,892        --             3,453,158
                                                      -------------  -------------  -------------  --------------

GROSS PROFIT........................................       --             757,323        --               809,013

OPERATING EXPENSES:
  Research and development..........................     1,687,584      7,140,004      2,717,402       10,442,683
  General and administrative........................     1,089,726      1,459,925      1,863,712        2,607,515
  Stock compensation................................     3,593,540        198,933      3,623,540          228,933
                                                      -------------  -------------  -------------  --------------
  Total operating expenses..........................     6,370,850      8,798,862      8,204,654       13,279,131
                                                      -------------  -------------  -------------  --------------

NET LOSS............................................   $(6,370,850)   $(8,041,539)   $(8,204,654)  $  (12,470,118)
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------
BASIC/DILUTED LOSS PER COMMON SHARE.................   $      (.58)   $      (.59)   $      (.75)  $         (.91)
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------

BASIC/DILUTED WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.......................................    11,003,393     13,651,589     11,001,706       13,648,064
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       PHARMAPRINT INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                            SEPTEMBER 30, 1997  SEPTEMBER 30, 1998
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................    $   (8,204,654)    $    (12,470,118)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization...........................................            38,914               92,532
  Stock compensation expense..............................................         3,623,540              228,933
  Changes in assets and liabilities:
  Increase in accounts receivable.........................................          --                 (4,128,316)
  Increase in inventories.................................................          --                 (3,190,749)
  Decrease in other current assets........................................             7,734               57,500
  Increase in other assets................................................           (92,287)             (38,717)
  (Decrease) increase in accounts payable and accrued expenses............          (202,842)           4,265,437
                                                                            ------------------  ------------------
  Net cash used in operating activities...................................        (4,829,595)         (15,183,498)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets................................................           (64,289)            (599,150)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock..............................             5,000                9,989
                                                                            ------------------  ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................        (4,888,884)         (15,772,659)
CASH AND CASH EQUIVALENTS, beginning of period............................         8,170,072           21,557,916
                                                                            ------------------  ------------------
CASH AND CASH EQUIVALENTS, end of period..................................    $    3,281,188     $      5,785,257
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------

   The accopanying notes are an integral part of these condensed consolidated financial statements.

                       PHARMAPRINT INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the PharmaPrint Inc. Annual Report on Form 10-KSB for the year ended March 31, 1998.

    In the opinion of the Company, all material adjustments (consisting of normal recurring items) considered necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. The results of operations for the six month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

2. ORGANIZATION, NARRATIVE DISCUSSION OF THE BUSINESS AND RISK FACTORS

    ORGANIZATION

    PharmaPrint Inc. (the "Company" or "PharmaPrint") was originally incorporated in the State of California in September 1994. In October 1997, the Company's state of incorporation was changed from California to Delaware. The Company was formed in order to complete the development of and commercialize the research initiated by Dr. Tasneem A. Khwaja, a founder and significant stockholder of the Company, over a 20 year period at the University of Southern California ("USC") School of Medicine.

    NARRATIVE DESCRIPTION OF THE BUSINESS

    PharmaPrint uses its PharmaPrint-TM- Process technology to develop high quality dietary supplement products and pharmaceutical candidates from botanical sources. Unlike the traditional drug development process of identifying and synthesizing single bioactive molecules from plant and other sources, the Company's core technologies were developed based on empirical data that suggest that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plants' effectiveness. The PharmaPrint-TM- Process technology enables the Company to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce dietary supplements and pharmaceuticals having consistent batch-to-batch quantities and ratios of these bioactives.

    The Company is applying a dual commercialization strategy with its PharmaPrint-TM- Process technology. The first application of the PharmaPrint-TM-Process is for the development of high quality, herbal dietary supplements. The second application of the PharmaPrint-TM- Process is the development of FDA-approvable pharmaceuticals from natural plant sources. The Company's initial pharmaceutical product candidate, PPRT-321, a saw palmetto-derived drug that is being developed for the treatment of symptoms associated with benign prostatic hyperplasia is currently in Phase II clinical trials. In addition, the Company continues to evaluate additional plant-derived medicines that have long histories of safe use and indications of efficacy for development into pharmaceuticals.

    In October 1997, the Company entered into several agreements with American Home Products Corporation ("AHP") whereby AHP will market the Company's dietary supplements under AHP's

                       PHARMAPRINT INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. ORGANIZATION, NARRATIVE DISCUSSION OF THE BUSINESS AND RISK FACTORS
(CONTINUED)
Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreement, AHP paid the Company $2.5 million in an up-front licensing fee and is required to pay additional fees of $500,000 upon each of (i) the issuance of a patent containing claims covering the PharmaPrint-TM- Process and (ii) receipt and approval by AHP of the initial AHP Products in sufficient time to permit AHP to meet its proposed launch date. At the time of the first commercial sale by AHP of AHP Products, the Company will have completed all research and development efforts relating to the $2.5 million licensing fee and accordingly, during the three months ending December 31, 1998, the Company will record such licensing fee as revenue. Additionally, AHP has agreed to spend at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures during each of the two years following product launch. AHP has also agreed to purchase the dietary supplements under a Supply Agreement at specified prices. In addition, if the company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis covering the production of one or more of the AHP Products, AHP will pay royalties to the Company on sales of those products of 4% in the first year and 6% thereafter. In October 1998, AHP commenced marketing six of the Company's dietary supplement products.

    In November 1998, the Company entered into an additional agreement with AHP. Pursuant to the terms of the agreement, AHP agreed to pay the Company $5.0 million as reimbursement for certain development and production costs and increase the per unit amount for the AHP Products delivered prior to February 28, 1999.

    During the three months ended September 30, 1998, the Company substantially completed the development of the AHP Products and commenced significant manufacture and delivery of such products. Prior to this time, the Company engaged primarily in research and development activities and the Company reported as a development stage entity.

    RISK FACTORS

    During the three months ended September 30, 1998, the Company recognized its first significant manufacturing revenues from the sale of herbal dietary supplements to AHP. The Company has incurred net operating losses since its inception. The Company's future ability to generate revenues in excess of its expenses is dependent upon many factors including its ability to obtain patents, future sales of the AHP Products and manufacturing and research and development expenses.

    The Company's future capital requirements will depend on many factors, including but not limited to the overall product development costs including the cost of toxicology testing and clinical trials, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, the amount of purchase orders received from AHP, the ability to obtain certain patent approvals, the Company's ability to further market its PharmaPrint-TM-Process to third parties, the length of time required to obtain FDA approval, if any, competing technological and market developments, changes in existing collaborative relationships, sales and marketing arrangements and the costs of establishing subcontracts for research and development. The Company believes that its current capital resources will enable it to maintain its current and planned operations for at least the next nine months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

                       PHARMAPRINT INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    REVENUE RECOGNITION

    Sales of products are recorded based on shipment of products.

    INVENTORIES

    Inventories are stated at lower of cost (determined on the first-in, first-out method) or market, and consisted of the following at September 30, 1998:

Raw materials.....................................  $    1,648,075
Work-in-process...................................       3,725,956
                                                    --------------
Total inventories.................................  $    5,374,031
                                                    --------------
                                                    --------------

    FIXED ASSETS

    Fixed assets are stated at cost and consisted of the following at September 30, 1998:

Equipment.........................................  $      848,632
Furniture.........................................         184,119
Less accumulated depreciation.....................        (143,320)
                                                    --------------
Fixed assets, net.................................  $      889,431
                                                    --------------
                                                    --------------

                       PHARMAPRINT INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation is provided using the straight-line method over the estimated useful life for equipment of three to ten years and furniture for five years.

4. COMMITMENTS AND CONTINGENCIES

    The Company leases its corporate headquarters under an operating lease that expires in December 1998. The Company is currently negotiating for a lease for its corporate headquarters that extends beyond December 1998. Future minimum lease payments under this lease, as of September 30, 1998, are approximately $59,000 payable through December 31, 1998. Rent expense for the six months ended September 30, 1998, totaled approximately $118,000.

    The Company has a $10 million purchase commitment, expiring in December 2000, with a vendor to purchase raw materials to be used for one herbal product and to provide processing services for an additional herbal product. The aforementioned product and services are anticipated to be used by the Company to meet its obligations under the AHP Agreements. The Company currently has a purchase commitment for $2.5 million of manufacturing equipment that it intends to lease.

    In June 1998, the Company entered into a service agreement with a vendor. Under the terms of the agreement, the vendor will provide certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company is committed to reimburse the vendor a minimum of $300,000 per quarter. The Company is also subject to the following termination fees: (i) $1,000,000 if the agreement is terminated within 6 months of effective date; (ii) $700,000 if the agreement is terminated within 6 to 12 months of effective date; (iii) $200,000 if the agreement is terminated within 12 to 24 months of effective date and; (iv) $100,000 if the agreement is terminated after 24 months of the effective date.

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

    In October 1997, the Company entered into the AHP Agreements whereby the Company is applying its PharmaPrint-TM- Process to produce a line of high quality dietary supplement products to be marketed in the U.S., Canada and Mexico exclusively by AHP under the Centrum-Registered Trademark- brand name. In exchange for the exclusive right to use the PharmaPrint-TM- Process in the production of dietary supplements, AHP paid the Company $2.5 million as an up-front licensing fee and is required to pay additional fees of $500,000 upon each of (i) the issuance of a patent containing claims covering the PharmaPrint-TM- Process and (ii) receipt and acceptance of the initial AHP Products in sufficient time to permit AHP to meet its proposed product launch date. At the time of the first commercial sale by AHP by AHP Products, the Company will have competed all research and development efforts relating to the $2.5 million licensing fee and accordingly, during the three months ending December 31, 1998, the Company will record such licensing fee as revenue. Additionally, AHP has agreed in the first two years following shipment by AHP of commercial quantities of the first AHP Product, to spend annually at least the lessor of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures. AHP has also agreed to purchase the AHP Products from the Company under a Supply Agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by product basis, AHP will pay royalties to the Company on net sales of such patented AHP products of 4% in the first year and 6% thereafter. AHP commenced marketing six of the Company's dietary supplement products in October 1998. AHP and the Company will examine from time to time the opportunity to increase or modify this product line.

    In November 1998, the Company entered into an additional agreement with the AHP. Pursuant to the terms of the agreement AHP agreed to pay the Company $5.0 million as reimbursement for certain development and production costs and increase the per unit amount for the AHP Products delivered by the Company prior to February 28, 1999.

    During the three months ended September 30, 1998, the Company substantially completed the development of the AHP Products and commenced significant manufacture and delivery of such products pursuant to the Supply Agreement. Prior to this time, the Company engaged primarily in research and development activities.

    The Company is also developing pharmaceuticals from natural plant sources for the purpose of seeking FDA approval. Products derived from the same botanical sources as those used in the Company's product development programs historically have been widely used as medicines and dietary supplements. Because of the well-documented history of safe usage of dietary supplements derived from the same plant source as the Company's drug candidates, the Company believes that, in certain cases, the FDA may allow the Company to commence clinical trials at the Phase II stage, while concurrently performing toxicology studies. The Company has received such FDA permission for its initial pharmaceutical candidate, PPRT-321.

    The Company incurred approximately $2,717,000 and $10,443,000 of research and development expenses relating to its dietary supplement products and pharmaceutical candidates for the six months ended September 30, 1997 and 1998, respectively.

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

    As of September 30, 1998, the Company's staff of full-time employees and consultants was 26.

    The Company has a $10 million purchase commitment, expiring in December 2000, with a vendor to purchase raw materials to be used for one herbal product and to provide processing services for an additional herbal product. The aforementioned product and services are anticipated to be used by the Company to meet its obligations under the AHP Agreements. The Company currently has a purchase commitment for $2.5 million of manufacturing equipment that it intends to lease.

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

    The Company increased its inventories from approximately $2,183,000 at March 31, 1998 to approximately $5,374,000 at September 30, 1998 in order to supply certain dietary supplement products to AHP pursuant to the Supply Agreement. The Company anticipates that its inventories will significantly increase in the next 12 months.

    The Company has incurred net operating losses since its inception. The Company's future ability to generate revenues in excess of its expenses is dependent upon many factors including its ability to obtain patents, future sales of the AHP Products and manufacturing and research and development expenses.

    The Company believes that its current capital resources, the proceeds from its public offering completed in February 1998, its $5,000,000 anticipated payment from AHP and its expected manufacturing revenue will enable it to maintain its current and planned operations for at least the next nine months. However, no assurance can be given that there will be no change in the Company's operations that would consume available resources more rapidly than anticipated. The Company will need substantial funds to support its long-term pharmaceutical product development programs. Currently, the Company has no established bank financing arrangement. The amount and type of the Company's future capital requirements will depend on many factors, including, without limitation, the cost and availability of botanical extracts, the cost and availability of manufacturing service contractors, the progress of the Company's research, drug discovery and development programs, the progress and results of toxicology studies and clinical trials, the timing and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing. To the extent that the Company's capital resources, including the net proceeds from its public offering completed in February, 1998, are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. The Company has no current arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing stockholders will provide any portion of the Company's future financing requirements. Any additional financings may have the effect of substantially diluting the Company's book value per share and the ownership percentage of the Company's then existing stockholders. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain or all of its programs or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself, any of which could have a materially adverse effect on the business, financial condition or results of operations of the Company.

    At March 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $27.2 million; such carryforwards expire in various years through 2013.

YEAR 2000 COMPLIANCE

    Many older computer programs use only the last two digits to refer to a year. Therefore, they do not properly recognize a year that begins with "20" rather than "19." This is referred to as the Year 2000, or Y2K Problem. The Y2K problem has been eliminated in many new programs and systems, which are said to be "Y2K compliant." The Company has completed its initial assessment of the Y2K Problem and believes, based on manufacturers' specifications and subject to completion of testing later in 1998, that all its information technology ("IT") systems and applications and related hardware are Y2K compliant. The Company has not completed assessing Y2K compliance of its non-IT systems, principally manufacturing systems, but it believes that any non-compliance will not affect the ability to use the related manufacturing equipment. The Company will attempt to assess later in 1998 and in 1999 whether third parties with whom it deals, such as customers, vendors and governments have any Y2K problems that could affect the Company; such problems could result in interruptions in delivery of services and materials and payments, among other things. The Company has not developed Y2K non-compliance contingency plans, but will consider the need for such plans upon completion of the Y2K compliance assessments. Costs to assure Y2K compliance have so far been and are expected to remain nominal.

    While the Company is not currently aware of any significant Y2K compliance problems in its own systems, Y2K compliance of those systems cannot be assured until completion of testing. Further, the Company cannot assure that the information it receives from third parties about their Y2K compliance will be meaningful or accurate. Failure to achieve compliance for the Company's systems, or failure of significant third parties with whom the Company deals to achieve Y2K compliance, could have a material adverse effect on the Company's operations.

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

                                PHARMAPRINT INC.
                                REGISTRANT

Date: November 16, 1998         By:             /s/ JAMES R. WODACH
                                     -----------------------------------------
                                                  James R. Wodach
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER