Form 10QSB
period 1998-12-31
PHARMAPRINT INC
filed 1999-02-16
CIK 935155

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                        Commission File Number 000-21141

                                PHARMAPRINT INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              33-0640125
 (State or jurisdiction of incorporation or (I.R.S. employer identification No.)
               organization)

     2600 MICHELSON DRIVE, SUITE 1600,
             IRVINE, CALIFORNIA                              92612
  (Address of principal executive offices)                (Zip code)

        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 794-7778

                            4 PARK PLAZA, SUITE 1900
                               IRVINE, CALIFORNIA
                                (FORMER ADDRESS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|       No        |_|

Number of shares outstanding as of February 16, 1999:  Common Stock:  13,651,589

                            Total number of pages: 16

                        PHARMAPRINT INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                     Page
FACING SHEET ......................................................................................    1
INDEX..............................................................................................    2

PART I.      FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheet as of December 31, 1998 (unaudited) ..................    3
        Condensed Consolidated Statements of Operations for the three months ended December 31,
        1997 and 1998 (unaudited), and for the nine months ended December 31, 1997 and 1998
        (unaudited) ...............................................................................    4
        Condensed Consolidated Statements of Cash Flows for the nine months ended December
        31, 1997 and 1998 (unaudited)..............................................................    5
        Notes to Condensed Consolidated Financial Statements (unaudited)...........................    6
Item 2.  Management's Plan of Operation............................................................   11

PART II.      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................................   15

SIGNATURES  .......................................................................................   16




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

     The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein, or in the Company's Registration Statement on Form S-8 dated February 12, 1999 and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: changes in the Company's relationship with American Home Products Corporation, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence on third parties, uncertainties related to the PharmaPrint-TM-Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, results of research and development and clinical and toxicology studies, technological advances by third parties and competition, future capital needs of the Company, history of operating losses, dependence upon key personnel, control by existing stockholders and general economic and business conditions. PHARMAPRINT-TM- IS A TRADEMARK OF THE COMPANY AND CENTRUM-Registered Trademark- IS A REGISTERED TRADEMARK OF AMERICAN HOME PRODUCTS CORPORATION ("AHP").

                        PHARMAPRINT INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEET - DECEMBER 31, 1998
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .................................   $  4,513,977
     Accounts receivable .......................................      1,954,455
     Inventories ...............................................      7,689,484
     Other current assets ......................................        907,402
                                                                   ------------
         Total current assets ..................................     15,065,318

FIXED ASSETS, NET ..............................................      1,025,702
OTHER ASSETS, net of amortization of $134,071 ..................        389,504
                                                                   ------------
         Total assets ..........................................   $ 16,480,524
                                                                   ------------
                                                                   ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..........................................   $  6,222,388
     Accrued expenses ..........................................      1,321,918
     Current portion of long-term debt .........................         71,429
                                                                   ------------
         Total current liabilities .............................      7,615,735
                                                                   ------------
LONG-TERM DEBT .................................................        428,571
                                                                   ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000 shares
         authorized, no shares issued or outstanding ...........           --
     Common stock, $.001 par value - 24,000,000 shares
         authorized, 13,651,589 shares issued and outstanding ..         13,652
     Additional paid-in-capital ................................     49,876,358
     Deferred compensation .....................................       (468,511)
     Accumulated deficit .......................................    (40,985,281)
                                                                   ------------
         Total stockholders' equity ............................      8,436,218
                                                                   ------------
         Total liabilities and stockholders' equity ............   $ 16,480,524
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

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three months ended     Three months ended     Nine months ended      Nine months ended
                                      December 31, 1997      December 31, 1998      December 31, 1997      December 31, 1998
                                      -------------------    --------------------   -------------------    ------------------
REVENUES:
Manufacturing ........................   $       --          $  4,378,624           $       --             $  8,640,795
Licensing and development fees .......                          7,500,000                                     7,500,000
                                         ------------        ------------           ------------           ------------
     Total revenues ..................           --            11,878,624                   --               16,140,795

COST OF SALES ........................           --             3,545,191                   --                6,998,349
                                         ------------        ------------           ------------           ------------
GROSS PROFIT .........................           --             8,333,433                   --                9,142,446
                                         ------------        ------------           ------------           ------------

OPERATING EXPENSES:
     Research and development ........      2,793,991           4,051,204              5,511,394             14,493,887
     General and administrative ......      1,318,968           1,474,125              3,182,679              4,081,640
     Stock compensation ..............        142,013             146,820              3,765,553                375,753
                                         ------------        ------------           ------------           ------------
      Total operating expenses .......      4,254,972           5,672,149             12,459,626           $ 18,951,280
                                         ------------        ------------           ------------           ------------

NET EARNINGS (LOSS) ..................   $ (4,254,972)       $  2,661,284            (12,459,626)          $ (9,808,834)
                                         ------------        ------------           ------------           ------------
                                         ------------        ------------           ------------           ------------

EARNINGS (LOSS) PER COMMON SHARE:
     Basic earnings (loss) per share..         ($0.39)              $0.19                 ($1.13)               ($0.72)
     Diluted earnings (loss) per share         ($0.39)              $0.18                 ($1.13)               ($0.72)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
     Basic ...........................     11,034,731          13,651,589             11,012,748             13,649,243
     Diluted .........................     11,034,731          15,010,220             11,012,748             13,649,243












         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Nine months                     Nine months
                                                                          ended                           ended
                                                                      December 31,                     December 31,
                                                                          1997                             1998
                                                                --------------------------       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................               $(12,459,626)                    $ (9,808,834)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization .......................                     67,727                          195,737
  Stock compensation expense ..........................                  3,765,553                          375,753
  Changes in assets and liabilities:
  Increase in accounts receivable .....................                       --                         (1,954,455)
  Increase in inventories .............................                       --                         (5,506,202)
  Increase in other current assets ....................                    (85,050)                          (7,678)
  Increase in other assets ............................                   (141,371)                         (38,716)
  Increase in accounts payable and accrued expenses ...                    456,554                        2,464,531
  Increase (decrease) in deferred revenue .............                  2,500,000                       (2,500,000)
                                                                      ------------                     ------------
  Net cash used in operating activities ...............                 (5,896,213)                     (16,779,864)
                                                                      ------------                     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets ............................                   (205,289)                        (774,064)
                                                                      ------------                     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock ..........                      5,000                            9,989
  Increase in deferred offering costs .................                   (228,099)                            --
  Proceeds from note payable ..........................                       --                            500,000
                                                                      ------------                     ------------
  Net cash (used in) provided by financing activities .                   (223,099)                         509,989
                                                                      ------------                     ------------
                                                                      ------------                     ------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS ....................................                 (6,324,601)                     (17,043,939)
CASH AND CASH EQUIVALENTS, beginning of period ........                  8,170,072                       21,557,916
                                                                      ------------                     ------------
CASH AND CASH EQUIVALENTS, end of period ..............               $  1,845,471                     $  4,513,977
                                                                      ------------                     ------------
                                                                      ------------                     ------------









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

     In the opinion of the Company, all material adjustments (consisting of normal recurring items) considered necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. The results of operations for the nine month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

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

                        PHARMAPRINT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


in Phase II clinical trials. In addition, the Company continues to evaluate additional plant-derived medicines that have long histories of safe use and indications of efficacy for development into pharmaceuticals.

     In October 1997, the Company entered into several agreements with American Home Products Corporation ("AHP") whereby AHP is marketing the Company's dietary supplements under AHP's Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreement, AHP paid the Company $2.5 million in an up-front licensing fee and is required to pay additional fees of $500,000 upon each of
(i) the issuance of a patent containing claims covering the PharmaPrint-TM-Process and (ii) receipt and approval by AHP of the initial AHP Products in sufficient time to permit AHP to meet its proposed launch date. In October 1998, AHP commenced marketing six of the Company's dietary supplement products. At that time, the Company completed all research and development efforts relating to the $2.5 million licensing fee and accordingly, during the three months ended December 31, 1998, the Company recorded such licensing fee as revenue. Additionally, AHP has agreed to spend at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures during each of the two years following product launch. AHP has also agreed to purchase the dietary supplements under a Supply Agreement at specified prices. In addition, if the company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis covering the production of one or more of the AHP Products, AHP will pay royalties to the Company on sales of those products of 4% in the first year and 6% thereafter.

     In November 1998, the Company entered into an additional agreement with AHP. Pursuant to the terms of the agreement, AHP agreed to pay the Company $5.0 million as reimbursement for certain development and production costs and increase the per unit amount for the AHP Products delivered prior to February 28, 1999. The Company recorded the $5.0 million as revenue during the three months ended December 31, 1998. AHP and the Company are currently negotiating an extension of this per unit increase or alternative pricing provisions.

     During the three months ended September 30, 1998, the Company substantially completed the development of the AHP Products and commenced significant manufacture and delivery of such products. Prior to that time, the Company engaged primarily in research and development activities and the Company reported as a development stage entity.

RISK FACTORS

     The Company recently recognized its first significant manufacturing revenues from the sale of herbal dietary supplements to AHP. While the Company reported net earnings for the three months ended December 31, 1998, included in revenues were $7.5 million of license and development fees that are not expected to recur. Prior to December 1998, the Company had incurred net operating losses since its inception. The Company's future ability to generate revenues in excess of its expenses is dependent upon many factors including its ability to obtain patents, future sales of the AHP Products and manufacturing and research and development expenses.

     The Company's future capital requirements will depend on many factors, including but not

                        PHARMAPRINT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


limited to: the overall product manufacturing and development costs, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, the amount of purchase orders received from AHP, the ability to obtain certain patent approvals, the Company's ability to further market its PharmaPrint-TM- Process to third parties, the length of time required to obtain FDA approval, if any, competing technological and market developments, changes in existing collaborative relationships, and the costs of establishing subcontracts for research and development. The Company believes that its current capital resources, along with borrowing $4.5 million available under a credit facility, will enable it to maintain its current and planned operations for at least the next nine months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

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

INCOME (LOSS) PER SHARE

     During fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share." Pursuant to SFAS No. 128, basic income (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding plus the effect of any dilutive stock options and warrants, utilizing the treasury stock method.

     For the nine months ended December 31, 1997 and 1998 and the three months ended December 31, 1997, the effect of all stock options and warrants was excluded from the computation of diluted loss per common share as the effect of such inclusion would be antidilutive. For the three months ended December 31, 1998, 1,358,631 dilutive options and warrants were included in the computation of dilute income per common share.

PENDING ACCOUNTING PRONOUNCEMENTS

     The Company will adopt in the fiscal year ending March 31, 1999 SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS No. 131 also establishes standards

                        PHARMAPRINT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


for related disclosures about products and services, geographic areas and major customers. The Company believes that it currently operates under one segment.

RECLASSIFICATIONS

     Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

REVENUE RECOGNITION

     Sales of products are recorded based on shipment of products.

INVENTORIES

     Inventories are stated at lower of cost (determined on a specific identification method) or market, and consisted of the following at December 31, 1998:


      Raw materials ..........................         $2,860,692
      Work-in-process ........................          4,828,792
                                                       ----------
      Total inventories ......................         $7,689,484
                                                       ----------
                                                       ----------



FIXED ASSETS

     Fixed assets are stated at cost and consisted of the following at December 31, 1998:


     Equipment ...................................      $ 1,019,773
     Furniture ...................................          187,891
     Less accumulated depreciation ...............         (181,962)
                                                        -----------
     Fixed assets, net ...........................      $ 1,025,702
                                                        -----------
                                                        -----------



     Depreciation is provided using the straight-line method over the estimated useful life for equipment of three to ten years and furniture for five years.

4.   COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate headquarters and certain equipment under operating lease agreements that expire through December 2003. Lease expense for the three and nine months ended December 31, 1998 was approximately $59,000 and $206,000, respectively. At December 31, 1998, future minimum lease payments under the current operating leases are as follows:


               Year Ended March 31                  Amount
               -------------------             ----------------
               1999                               $ 213,000
               2000                               $ 853,000
               2001                               $ 862,000
               2002                               $ 872,000
               2003                               $ 698,000
               2004                               $ 202,000


                        PHARMAPRINT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


     In December 1998, the Company entered into a $4.5 million credit agreement with a bank. Pursuant to such agreement, at December 31, 1998, the Company had borrowed $500,000 to finance certain equipment. The remaining principal balance of the loan at December 31, 1998 was $500,000. The interest rate on this borrowing is prime plus 1.25% and principal and interest are due over 48 months from the date of the loan. The remaining $4.0 million under this credit facility, which expires on December 31, 1999, is available to the Company based upon accounts receivable and purchase orders. The interest rate on this portion of the credit facility is prime plus 1.0%. At December 31, 1998, the prime rate was 7.75%. At December 31, 1998 no borrowings were made under this portion of the agreement.

     The Company has a $10 million purchase commitment, expiring in December 2000, with a vendor to purchase raw materials to be used for one herbal product and to provide processing services for an additional herbal product. The aforementioned product and services are anticipated to be used by the Company to meet its obligations under the AHP Agreements.

     In June 1998, the Company entered into a service agreement with a vendor. Under the terms of the agreement, the vendor will provide certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company is committed to reimburse the vendor a minimum of $300,000 per quarter. The Company is also subject to the following termination fees: (i) $700,000 if the agreement is terminated within 6 to 12 months of its effective date; (ii) $200,000 if the agreement is terminated within 12 to 24 months of its effective date and (iii) $100,000 if the agreement is terminated after 24 months of its effective date.

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

     In October 1997, the Company entered into several agreements with American Home Products Corporation ("AHP") whereby AHP is marketing the Company's dietary supplements under AHP's Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreement, AHP paid the Company $2.5 million in an up-front licensing fee and is required to pay additional fees of $500,000 upon each of
(i) the issuance of a patent containing claims covering the PharmaPrint-TM-Process and (ii) receipt and approval by AHP of the initial AHP Products in sufficient time to permit AHP to meet its proposed launch date. In October 1998, AHP commenced marketing six of the Company's dietary supplement products. At that time, the Company completed all research and development efforts relating to the $2.5 million licensing fee and accordingly, during the three months ended December 31, 1998, the Company recorded such licensing fee as revenue. Additionally, AHP has agreed to spend at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures during each of the two years following product launch. AHP has also agreed to purchase the dietary supplements under a Supply Agreement at specified prices. In addition, if the company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis covering the production of one or more of the AHP Products, AHP will pay royalties to the Company on sales of those products of 4% in the first year and 6% thereafter.

     In November 1998, the Company entered into an additional agreement with the AHP. Pursuant to the terms of the agreement AHP agreed to pay the Company $5.0 million as reimbursement for certain development and production costs and increase the per unit amount for the AHP Products delivered by the Company prior to February 28, 1999. The Company recorded the $5.0 million as revenue during the three months ended December 31, 1998. AHP and the Company are currently negotiating an extension of this per unit increase or alternative pricing provisions.

     During the three months ended September 30, 1998, the Company substantially completed the development of the AHP Products and commenced significant manufacture and delivery of such products pursuant to the Supply Agreement. Prior to that time, the Company engaged primarily in research and development activities.

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

     The Company incurred approximately $5,511,000 and $14,494,000 of research and development expenses relating to its dietary supplement products and pharmaceutical candidates for the nine months ended December 31, 1997 and 1998, respectively.

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

     In December 1998, the Company entered into a $4.5 million credit agreement with a bank. Pursuant to such agreement, at December 31, 1998, the Company had borrowed $500,000 to finance certain equipment. The remaining principal balance of the loan at December 31, 1998 was $500,000. The interest rate on this borrowing is prime plus 1.25% and principal and interest are due over 48 months from the date of the loan. The remaining $4.0 million under this credit facility, which expires on December 31, 1999, is available to the Company based upon accounts receivable and purchase orders. The interest rate on this portion of the credit facility is prime plus 1.0%. At December 31, 1998, the prime rate was 7.75%. At December 31, 1998 no borrowings were made under this portion of the agreement.

     As of December 31, 1998, the Company's staff of full-time employees and consultants was 27.

     The Company has a $10 million purchase commitment, expiring in December 2000, with a vendor to purchase raw materials to be used for one herbal product and to provide processing services for an additional herbal product. The aforementioned product and services are anticipated to be used by the Company to meet its obligations under the AHP Agreements.

     In June 1998, the Company entered into a service agreement with a vendor. Under the terms of the agreement, effective July 1, 1998, the vendor will provide certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company is committed to reimburse the vendor a minimum of $300,000 per quarter. The Company is also subject to the following termination fees: (i) $700,000 if the agreement is terminated within 6 to 12 months of its effective date; (ii) $200,000 if the agreement is terminated within 12 to 24 months of its effective date and (iii) $100,000 if the agreement is terminated after 24 months of its effective date.

     The Company increased its inventories from approximately $2,183,000 at March 31, 1998 to approximately $7,689,000 at December 31, 1998 in order to supply certain dietary supplement products to AHP pursuant to the Supply Agreement. The Company anticipates that its inventories will significantly increase in the next 12 months.

     The Company recently recognized its first significant manufacturing revenues from the sale of herbal dietary supplements to AHP. While the Company reported net earnings for the three months ended December 31, 1998, included in revenues were $7.5 million of license and development fees that are not expected to recur. Prior to December 1998, the Company had incurred net operating losses since its inception. The Company's future ability to generate revenues in excess of its expenses is dependent upon many factors including its ability to obtain patents, future sales of the AHP Products and manufacturing and research and development expenses.

     The Company believes that its current capital resources, the proceeds from its public offering completed in February 1998, its borrowings available under its current credit agreement and its expected manufacturing revenue will enable it to maintain its current and planned operations for at least the next nine months. However, no assurance can be given that there will be no change in the Company's operations that would consume available resources more rapidly than anticipated. The Company will need substantial funds to support its long-term pharmaceutical product development programs. Other than previously described, the Company has no arrangements for additional bank financings. The amount and type of the Company's future capital requirements will depend on many factors, including, without limitation, the cost and availability of botanical extracts, the cost and availability of manufacturing service contractors, the progress of the Company's research, drug discovery and development programs, the progress and results of toxicology studies and clinical trials, the timing and costs involved in obtaining regulatory approvals, the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the initiation of commercialization activities, the purchase of capital equipment and the availability of other financing. To the extent that the Company's capital resources are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. Other than previously described, the Company has no additional arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing stockholders will provide any portion of the Company's future financing requirements. Any additional financings may have the effect of substantially diluting the Company's book value per share and the ownership percentage of the Company's then existing stockholders. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain or all of its programs or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself, any of which could have a materially adverse effect on the business, financial condition or results of operations of the Company.

     At March 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $27.2 million; such carryforwards expire in various years through 2013.

YEAR 2000 COMPLIANCE

     Many older computer programs use only the last two digits to refer to a year. Therefore, they do not properly recognize a year that begins with "20" rather than "19." This is referred to as the Year 2000, or Y2K Problem. The Y2K Problem has been eliminated in many new programs and systems, which are said to be "Y2K compliant." The Company has completed its initial assessment of the Y2K Problem and believes, based on manufacturers' specifications and subject to completion of testing later in 1998, that all its information technology ("IT") systems and applications and related hardware are Y2K compliant. The Company has not completed assessing Y2K compliance of its non-IT systems, principally manufacturing systems, but it believes that any non-compliance will not affect the ability to use the related manufacturing equipment. The Company will attempt to assess later in 1998 and in 1999 whether third parties with whom it deals, such as customers, vendors and governments have any Y2K problems that could affect the Company; such problems could result in interruptions in delivery of services and materials and payments, among other things. The Company has not developed Y2K non-compliance contingency plans, but will consider the need for such plans upon completion of the Y2K compliance assessments. Costs to assure Y2K compliance are not expected to be material.

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

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         10.1 Operating lease dated November 13, 1998 for Company's headquarter facility
         10.2     Silicon Valley Bank Loan and Security Agreement
         10.3     Varilease Corporation Manufacturing Equipment Lease Agreement
         27.1     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     PHARMAPRINT INC.
                                                     Registrant



Date:    February 16, 1999                           /S/ James R. Wodach
                                                     -------------------------
                                                     James R. Wodach
                                                     Senior Vice President and
                                                     Chief Financial Officer