Form 10-K
period 1999-03-31
PHARMAPRINT INC
filed 1999-06-29
CIK 935155

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                        COMMISSION FILE NUMBER 000-21141
                           --------------------------

                                PHARMAPRINT INC.

          (Name of small business issuer as specified in its charter)

               DELAWARE                                 33-0640125
   (State or other jurisdiction of         (I.R.S. employer identification no.)
    incorporation or organization)

 2600 MICHELSON, SUITE 1600, IRVINE,                      92612
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

    Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based upon the closing price of $5.63 per share of Common Stock as reported on the NASDAQ Stock Market on June 23, 1999, the aggregate market value of the Issuer's voting stock held by non-affiliates was $47,815,000. Solely for purposes of this computation, the Issuer's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not construed to be, an admission of the Issuer or such directors and executive officers that any of such persons are "affiliates", as that term is defined under the Securities Act of 1934, as amended.

    There were 13,889,918 issued and outstanding shares of the Issuer's Common Stock, $.001 par value per share at June 23, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Issuer's Proxy Statement relating to its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to July 29, 1999, are incorporated by reference in Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PHARMAPRINT INC.
                               TABLE OF CONTENTS

COVER PAGE..............................................................................          i
TABLE OF CONTENTS.......................................................................         ii
PART I
  Item 1.    Description of Business....................................................          1
  Item 2.    Properties.................................................................         18
  Item 3.    Legal Proceedings..........................................................         18
  Item 4.    Submission of Matters to a Vote of Security Holders........................         18
PART II
  Item 5.    Market for PharmaPrint Inc. Common Stock and Related Stockholder Matters...         19
  Item 6.    Selected Financial Data....................................................         19
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................         20
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................         24
  Item 8.    Financial Statements and Supplementary Data................................         24
  Item 9.    Change In and Disagreements With Accountants on Accounting and Financial
               Disclosure...............................................................         42
PART III
  Item 10.   Directors and Executive Officers of PharmaPrint Inc........................         42
  Item 11.   Executive Compensation.....................................................         42
  Item 12.   Security Ownership of Certain Beneficial Owners and Management.............         42
  Item 13.   Certain Relationships and Related Transactions.............................         42
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............         43
  SIGNATURES............................................................................         44

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

    The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: changes in the Company's relationship with American Home Products Corporation ("AHP"), cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence on third parties, uncertainties related to the PharmaPrint-TM-Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition, future capital needs of the Company, control by existing shareholders and general economic and business conditions.

    PHARMAPRINT-TM- IS A TRADEMARK OF THE COMPANY AND
CENTRUM-REGISTERED TRADEMARK- IS A REGISTERED TRADEMARK OF AHP. THIS REPORT ON FORM 10-K ALSO INCLUDES TRADEMARKS OF COMPANIES OTHER THAN THE COMPANY AND AHP.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

    PharmaPrint Inc. (the "Company" or "PharmaPrint"), a Delaware corporation, was formed in order to complete the development of and commercialize the research conducted over a 20 year period at the University of Southern California ("USC") School of Medicine.

OVERVIEW

    PharmaPrint uses its proprietary development and manufacturing process technologies (the "PharmaPrint-TM- Process") to develop high quality dietary supplement, functional food and pharmaceutical products from botanical sources. The Company believes that its PharmaPrint-TM- Process technology represents a new paradigm in the development of therapeutic products from botanical sources. Unlike the traditional drug development process of identifying, isolating and synthesizing single bioactive molecules from plant and other sources, the Company's core technologies were developed based on empirical data suggesting that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plant's effectiveness. The PharmaPrint-TM- Process technology enables the Company to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce products having consistent batch-to-batch quantities and ratios of these bioactives.

    The Company is applying several commercialization strategies with its PharmaPrint-TM- Process technology. The first application of the PharmaPrint-TM-Process is for the development of high quality herbal dietary supplements. In October 1997, the Company entered into several agreements with AHP whereby the Company is applying the PharmaPrint-TM- Process to produce a line of high quality herbal dietary supplement products currently marketed by AHP under the Centrum-Registered Trademark- brand name (the "AHP Products"). Pursuant to the terms of the agreements, AHP paid the Company $2.5 million in an up-front licensing fee and is required to pay an additional fee of $500,000 upon the issuance of a patent containing claims covering the PharmaPrint-TM- Process. Additionally, AHP has agreed to spend annually at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures in each of the first two years following initial product launch. AHP has also agreed to purchase the AHP Products under a Supply Agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis, AHP will pay royalties to the Company on net sales of such patented products of 4% in the first year and 6% thereafter. AHP commenced marketing PharmaPrint's six herbal dietary supplement products (echinacea, garlic, ginseng, ginkgo biloba, saw palmetto and St. John's wort) in October 1998. In November 1998, AHP and PharmaPrint entered into an agreement whereby AHP paid PharmaPrint $5.0 million as reimbursement for certain development and production costs and increased the per unit amount to be paid by AHP to PharmaPrint for the AHP Products delivered or to be delivered prior to February 28, 1999. In April 1999, AHP and PharmaPrint entered into an additional agreement that extended the per unit cost increase paid by AHP to PharmaPrint for AHP Products delivered or to be delivered from March 1, 1999 through July 31, 1999. AHP and PharmaPrint are currently negotiating a permanent increase to the per unit increase. If an agreement is not reached, beginning August 1, 1999, the prices at which AHP purchases products from PharmaPrint, with certain limited exceptions, will revert to the prices agreed upon in the AHP agreements based upon the manufacturing specifications agreed upon in the AHP agreements. Such prices will remain fixed until October 2000. See "Risk Factors".

    Another application of the PharmaPrint-TM- Process is the development of FDA-approvable pharmaceuticals from natural plant sources. The Company has completed a Phase II study for its initial pharmaceutical product candidate, PPRT-321, a saw palmetto-derived drug that is being developed for the treatment of symptoms associated with BPH. The clinical study demonstrated that the product was safe and appeared to improve symptoms associated with an enlarged prostate gland. The Company currently is evaluating further studies for PPRT-321.

    The Company has also commenced the development of, utilizing the PharmaPrint-TM- Process, a line of herbal products combined with vitamins and/or minerals. The Company anticipates that it will initially utilize the same herbal products developed for AHP in its combination product line. The Company anticipates marketing these products directly to mass market and Internet retailers. The Company also has initiated the PharmaPrint-TM- Process for a product classified as a functional food.

PHARMAPRINT-TM- PROCESS

    The PharmaPrint-TM- Process technology is a multi-faceted proprietary process that combines drug-screening capabilities with biologically driven fractionation. The PharmaPrint-TM- Process enables the Company to identify, quantify and standardize the bioactive molecules within plant sources that are believed to provide therapeutic or other health benefits. This allows the Company to produce dietary supplements and pharmaceuticals with consistent batch-to-batch quantities and ratios of these bioactives.

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

    The botanical is also analyzed using conventional chemistry to determine the quantity of each component present and the results of this quantitative analysis are combined with the bioactivity profiles of the various components to develop chemical and bioactivity specifications. This results in a composition that has precise chemical and bioactivity profile that is the compound's "pharmaprint." The PharmaPrint-TM- Process itself does not assure efficacy of the Company's products and claims of efficacy may be made only after successful clinical trials, which will not be conducted with respect to the Company's dietary supplement products.

    Once a compound's pharmaprint has been established, the Company tests successive batches for conformity to that pharmaprint. Various batches of raw plant material for the same compound can vary significantly in composition and bioactivity so, if necessary, the Company may conform the raw plant material to the pharmaprint through the addition of various fractions or selective batch mixing. However, raw plant material that is significantly outside the pharmprint's quantitative and bioactivity ranges is rejected. Product batches manufactured to the specifications for that compound should have consistent bioactive compositions and potencies. Accordingly, the Company believes that compounds produced through the PharmaPrint-TM- Process, unlike previously available versions of botanicals, can be expected to deliver consistent pharmacological results and, in the case of pharmaceuticals, to qualify for potential FDA approval.

    The Company has filed with the United States Patent and Trademark Office (the "PTO") applications for a broad process patent covering a method for making high quality botanicals that incorporates the steps that make up the PharmaPrint-TM- Process, as well as additional patent applications covering the application of this method to the manufacture of 11 specific botanical compositions. However, there can be no assurance that the Company will receive any patents comprising the PharmaPrint-TM- Process or any products it intends to commercialize. See "Intellectual Property" and "Risk Factors".

BUSINESS STRATEGY

    The Company is using the PharmaPrint-TM- Process as a platform technology to develop and produce multi-molecule, botanical-derived products for sale in the dietary supplement market and is applying the PharmaPrint-TM- Process for botanical pharmaceutical candidates that require approval from the FDA and for functional food products. The Company believes that its PharmaPrint-TM- Process enables it to make claims of bioactivity and potency that cannot be made about other existing botanical products.

    The Company has applied its PharmaPrint-TM- Process to develop high quality herbal dietary supplements currently marketed by AHP and is applying the PharmaPrint-TM- Process to other dietary supplement and functional food product candidates. The Company believes that the PharmaPrint-TM- Process has enabled it to manufacture dietary supplement products with standardized compositions and amounts of bioactives that will have a competitive advantage over currently available products, which vary widely in terms of composition.

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

    The Company expects to commercialize its products through collaborative arrangements in the United States and Europe. In the United States, the Company's herbal dietary supplement products are distributed through AHP. The Company intends to market its other dietary supplement and functional food products directly to mass market and Internet retailers. The Company intends to use the data from its United States clinical trials to seek approval to market its pharmaceutical products in Europe, particularly in Germany, France and Italy, where both prescription and, over the counter ("OTC") botanical therapeutics are widely used.

    While the Company is developing dietary supplement and pharmaceutical products from the same plant sources, the products will differ in several important respects. Because of differing regulatory requirements, the Company expects that the products will have different formulations and that the advertising and labeling of its pharmaceuticals will include approved claims to treat or prevent a disease while its dietary supplements must be marketed without such claims. Additionally, consumers should typically be entitled to insurance reimbursement for the cost of the Company's pharmaceutical products while such reimbursement will not likely be available for its dietary supplement products.

DIETARY SUPPLEMENT AND FUNCTIONAL FOOD BUSINESSES

    The Company has applied its PharmaPrint-TM- Process technology to the development of high quality herbal dietary supplements. The Company has developed six of the most commonly used herbal dietary supplements (derived from echinacea, garlic, ginkgo biloba, ginseng, saw palmetto and St. John's wort).

    PharmaPrint's testing has indicated that different manufacturers' versions of currently marketed herbal dietary supplements vary widely in terms of product composition and bioactive molecules and some contain no bioactives. The variance in bioactive molecules creates differing levels of benefit to the consumer. The Company believes that because the PharmaPrint-TM- Process provides for a standardization of the bioactive composition of the dietary supplement, consumers should have greater confidence in its products. The Company includes on each product a label containing the significant bioactive molecules present in the herbal supplement.

    In October 1997, the Company entered into several agreements with AHP whereby the Company is applying the PharmaPrint-TM- Process to produce a line of high quality herbal dietary supplement products currently marketed by AHP under the Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreements, AHP paid the Company $2.5 million in an up-front licensing fee and is required to pay an additional fee of $500,000 upon the issuance of a patent containing claims covering the PharmaPrint-TM- Process. Additionally, AHP has agreed to spend annually at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures in each of the first two years following initial product launch. AHP has also agreed to purchase the AHP Products under a Supply Agreement as specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis, AHP will pay royalties to the Company on net sales of such patented products of 4% in the first year and 6% thereafter. AHP commenced marketing PharmaPrint's six herbal dietary supplement products in October 1998. In November 1998, AHP and PharmaPrint entered into an agreement whereby AHP paid PharmaPrint $5.0 million as reimbursement for certain development and production costs and increased the per unit amount to be paid by AHP to PharmaPrint for the AHP Products delivered or to be delivered prior to February 28, 1999. In April 1999, AHP and PharmaPrint entered into an additional agreement that extended the per unit cost increase paid by AHP to PharmaPrint for AHP products delivered or to be delivered from March 1, 1999 through July 31, 1999. AHP and PharmaPrint are currently negotiating a permanent increase to the per unit increase. If an agreement is not reached, beginning August 1, 1999, the prices at which AHP purchases products from PharmaPrint, with certain limited exceptions, will revert to the prices agreed upon in the AHP agreements based upon the manufacturing specifications agreed upon in the AHP agreements. Such prices will remain fixed until October 2000. See "Risk Factors".

    AHP is a publicly traded pharmaceutical and consumer products company. For the fiscal year ended December 31, 1998, AHP had sales of approximately $13.5 billion, of which the Centrum-Registered Trademark- product line contributed approximately $425 million. The Company considers AHP an ideal marketing partner due to their recognized leadership position in the consumer products dietary supplements area. Additionally, the Company believes that its herbal dietary supplement products will achieve accelerated market penetration due to the recognition of the Centrum-Registered Trademark- brand name.

    The Company has also commenced the development of, utilizing the PharmaPrint-TM- Process, a line of herbal products combined with vitamins and/or minerals. The Company anticipates that it will initially utilize the same herbal products developed for AHP in its combination product line. The Company anticipates marketing these products directly to mass market and Internet retailers. The Company also has initiated the PharmaPrint-TM- Process for a product classified as a functional food.

PHARMACEUTICAL BUSINESS

    Although botanicals are source material for many single chemical entity pharmaceuticals available in the U.S. market, the Company does not believe that any multi-molecule, plant extract has ever received approval by the FDA to be marketed as a pharmaceutical. While formal FDA guidelines for these plant extracts have not yet been issued, the FDA has allowed clinical trials to be commenced for certain botanical compounds, including the Company's Phase II study on PPRT-321 (its saw palmetto-derived drug candidate). At recent Drug Information Association meetings, FDA officials provided participants informal guidance as to certain requirements for the testing of botanical pharmaceuticals, particularly those with well-documented histories of safe use.

    The Company has and will continue to incorporate this informal guidance, as well as its experience with the FDA in the development of PPRT-321, into its regulatory strategy to begin clinical trials at the Phase II stage, while performing concurrent toxicology studies. While the historical human safety data for each drug candidate will be evaluated by the FDA on an individual basis, drug candidates for which the FDA permits the sponsor to proceed directly to Phase II clinical trials will have the potential for more rapid approval with accompanying cost savings as compared to traditional drugs for which historical safety data is not as extensive. Based upon an investigational new drug exemption (an "IND") application that documented the extensive historical safety of saw palmetto, the FDA permitted the Company to proceed directly to Phase II clinical studies for PPRT-321, while concurrently conducting toxicology studies.

    The Company selects its drug candidates based on an extensive review of available scientific and clinical literature to determine whether a particular candidate has a history of safety and demonstrated indications of efficacy. While the clinical trials described in such literature have not been conducted to FDA parameters and may not have used standardized products or had the well defined end points or protocols, controls and procedures typical of FDA reviewed clinical trials, the Company believes that these trials and, in particular, the safety data from such studies, provide a useful starting point for examining potential drug candidates. The Company also analyzes the targeted indication to evaluate whether recognizable end points to study are available and whether the indication is appropriate for treatment with a prescription or OTC product. In addition, the Company assesses the potential market for such product by evaluating the number of individuals afflicted with the specific disease or physical condition and the potential for product sales.

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

CURRENT PHARMACEUTICAL PRODUCT CANDIDATES

    The following table sets forth the Company's pharmaceutical product candidates, the plant source of each, the indication each is currently anticipated to address and the status of the development process:

  PRODUCT      PLANT SOURCE         ANTICIPATED INDICATION                      STATUS
-----------  -----------------  ------------------------------  ---------------------------------------
PPRT-321...    Saw palmetto              BPH symptoms               Initial Phase II Study Complete
PPRT-152      St. John's wort           Antidepressant             PharmaPrint-TM- Process Complete
PPRT-424       Ginkgo biloba         Cognitive disorders           PharmaPrint-TM- Process Complete
PPRT-211         Valerian                  Insomnia                PharmaPrint-TM- Process Complete

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

    The Company has applied its PharmaPrint-TM- Process to develop a standardized version of PPRT-321 and in July 1997 filed an IND application with the FDA to begin clinical trials. Based upon an IND application that documented the extensive historical safety of saw palmetto, the FDA permitted the Company to proceed directly to Phase II clinical studies for PPRT-321, while concurrently conducting toxicology studies. In March 1999, the Company completed an initial Phase II clinical study for PPRT-321. The results of the study supported the safety of the product and that it appeared to improve symptoms associated with an enlarged prostate gland. The Company is currently evaluating further studies for PPRT-321. Additionally, concurrent with its Phase II study, the Company commenced toxicology testing.

    PPRT-152 (ST. JOHN'S WORT)

    PPRT-152, the Company's HYPERICUM PERFORATUM (St. John's wort) derived pharmaceutical candidate, is being developed to treat mild to moderate depression. While mild to moderate depression is estimated to affect approximately 18 million people in the United States, St. John's wort has not been approved under United States law to be marketed to treat such condition.

    The Company has applied its PharmaPrint-TM- Process to develop a standardized version of PPRT-152 and anticipates filing an IND application in the next year. The Company will, in the future, make a determination as to whether and during what time-frame it will pursue further drug development activities, based upon, among other things, the interest of the Company's partners and potential partners and its available resources. Unless and until the Company receives marketing approval from the FDA as a drug, it may not market its St. John's wort derived products through claims for, or with intended uses in, the treatment or prevention of disease, including mild to moderate depression.

    PPRT-424 (GINKGO BILOBA)

    PPRT-424, the Company's GINKGO BILOBA derived pharmaceutical candidate, has been developed for the treatment of a range of cognitive disorders. While several traditional pharmaceutical candidates are being developed by pharmaceutical companies, the Company believes there are very few products currently available to treat this indication.

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

    PPRT-211 (VALERIAN)

    PPRT-211, the Company's VALERIAN derived pharmaceutical candidate, has been developed for the treatment of insomnia. Approximately 50 million Americans experience a significant sleep problem each year and approximately 60.0% of such people have a chronic sleep disorder.

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

COMPETITION

    The dietary supplement, functional food, pharmaceutical, consumer products and biotechnology industries are subject to intense competition and rapid technological change. The Company believes that industry-wide interest in the PharmaPrint-TM- Process and resulting products will accelerate as the technology becomes more widely recognized and that competitors may commit additional resources to develop technologies and products that compete with those of the Company. Competitors of the Company in the United States and abroad are numerous, and include, among others, pharmaceutical, consumer products, herbal products, biotechnology and chemical companies, as well as universities and other research organizations. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective than any that have been or may be developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. In addition, if the Company is not successful in obtaining patent protection for its technology and products, competitors may be able to replicate its products.

    Many of the Company's potential competitors have substantially greater capital resources, research and development staffs and facilities than the Company and significantly greater experience than the Company in conducting toxicology testing and human clinical trials on new pharmaceutical products, in obtaining FDA and other regulatory approvals of products and in manufacturing and marketing dietary supplements, functional food and pharmaceutical products. Accordingly, a certain number of the Company's competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than the Company. Moreover, there can be no assurance that the Company will have sufficient resources to undertake the continuing research and development necessary to remain competitive.

GOVERNMENT REGULATION

    To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions currently in effect. Any change in applicable laws or regulation may have a material adverse effect on the business, financial condition and results of operations of the Company. Dietary supplements are categorized as food and are regulated by the FDA pursuant to the Federal Food, Drug and Cosmetics Act, as amended by, inter alia, the Dietary Supplement Health Education Act of 1994 ("DSHEA"). DSHEA: (i) defines dietary supplements; (ii) permits "structure/function" statements, under certain conditions; and (iii) permits under certain conditions the use of published literature in connection with the sale of herbal products. Dietary supplements do not require approval by FDA prior to marketing but are nevertheless subject to various regulatory requirements concerning their composition, permissible claims (including substantiation of any claims), manufacturing procedures approval and other elements. DSHEA prohibits marketing dietary supplements through claims for, or with intended uses in, the treatment or prevention of disease. The FDA has issued regulations to implement certain labeling requirements of DSHEA.

    The Company's activities relating to therapeutic pharmaceuticals, including toxicology testing and clinical trials, are subject to regulation by the FDA and other governmental authorities in the United States and other countries. The process of obtaining required regulatory approvals from the FDA and other authorities often takes many years, is expensive and can vary substantially based on the type, complexity and novelty of the product. While the Company believes that it may be able to pursue a less time consuming development process in the U.S. and certain foreign jurisdictions, the Company nevertheless will be required to engage in extensive clinical testing in order to demonstrate the safety and efficacy of its pharmaceutical products for human use and there can be no assurance of quick approval or any approval. Requests for additional data, or failure to or delays in obtaining regulatory approvals by the Company, its collaborators or licensees, would adversely affect the sales of pharmaceutical products developed by the Company and the Company's ability to generate pharmaceutical product revenues or royalties.

    Development of a pharmaceutical for human use is generally a multi-step process. In general, animal and IN VITRO testing must establish the potential safety and efficacy of the experimental product in a given disease. Once a product has been found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an investigational new drug exemption (an "IND") application is submitted to the FDA. FDA acceptance typically is granted or denied within 30 days of an IND submission, but may, in some circumstances, involve substantial delays. Based upon documentation in medical literature of safe use of botanical products derived from the same botanical sources as the Company's products, the Company anticipates conducting concurrently with clinical trials certain development steps that are traditionally "pre-clinical."

    Generally, clinical investigations involve three phases. FDA regulated Phase I clinical studies are conducted to evaluate the safety of the experimental product in humans, drug interactions, effects of various routes, dosages and schedules of product administration, and if possible, to gain early evidence of effectiveness. The demonstration of therapeutic benefit is not required in order to complete Phase I studies successfully. If acceptable product safety is demonstrated, Phase II studies are initiated. The FDA has stated in pre-IND meetings with the Company that it may permit companies to proceed directly to Phase II clinical studies, while concurrently performing toxicology studies, for botanical drugs that have demonstrated safety through prior use and has permitted the Company to proceed directly with Phase II studies for PPRT-321. Phase II trials are designed as a preliminary evaluation of the safety and effectiveness of the product in the treatment of a given disease and to identify proper dosing and, typically, they are well-controlled, closely monitored studies conducted on a relatively small number of patients. The optimal routes, dosages and schedules of administration should be determined in these studies. When the Phase II trials are successfully completed, Phase III studies are typically commenced. Phase III studies are expanded, controlled trials that are intended to gather pivotal information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies may also compare the safety and efficacy of the experimental product with currently available products. It is not possible to estimate the time in which FDA regulated Phase I, II and III studies will be completed with respect to a given product, although the time period could be lengthy.

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

    Following the successful completion of clinical investigation, the toxicology and clinical evidence that has been accumulated is submitted to the FDA as part of a new drug application ("NDA"). Approval of the NDA is necessary before a company may market a new drug product. The approval, if any, of a NDA can take several years and depends upon the time it takes the FDA to review the submitted data, the FDA's comments on the application and the time required to provide satisfactory answers or additional data when requested.

    Continued compliance with cGMP is required to be eligible to continue to manufacture and market the products once they are approved. Failure to comply with cGMP regulations, or to comply with other applicable legal requirements, can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal liability on the part of the Company and of the officers and employees of the Company who are responsible for the activities that lead to the violations.

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

    The Company plans to achieve a competitive advantage as the only provider of multi-molecule botanical dietary supplements and pharmaceuticals that can market its products on the basis of consistent composition, the presence of at least one bioactive and proven bioactivity. This depends upon its ability to obtain a patent covering the PharmaPrint-TM- Process that is broad enough to prevent competitors from making such claims. The Company applied for a broad process patent covering a method for making high quality botanicals that incorporate the steps that make up the PharmaPrint-TM- Process, as well as additional patents covering the application of this method to the manufacture of 11 specific botanical compositions. To date, the Company has not received any patents or notice of allowance of any patent application for the PharmaPrint-TM- Process or any products it currently intends to commercialize, although it has received certain patents and allowances on products the Company does not currently intend to commercialize. See "Risk Factors".

OUTSOURCING RELATIONSHIPS

    Most of the Company's current research and development activities and a significant amount of its regulatory activities are performed in conjunction with various third party laboratories, manufacturing facilities and service providers. The Company also relies on collaborative arrangements with various third parties to manufacture, market and distribute its products.

RAW MATERIALS

    The Company procures the botanical extracts necessary for development of its dietary supplements and pharmaceutical products primarily from Hauser Inc., Indena SpA and Finzelberg. The Company believes that there are numerous alternative sources throughout the United States, Europe and Asia from which the Company can obtain these botanical extracts.

INSURANCE

    The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability. Such risks exist in the conduct of clinical trials and with respect to the distribution and sale of those products, if any, that receive regulatory approval for commercial sale, and with respect to products sold as dietary supplements, the Company maintains product liability insurance coverage it believes to be adequate in amount and coverage. There can be no assurance that such insurance will continue to be available at acceptable costs or that claims in excess of the Company's insurance coverage or not covered by the Company's insurance will be asserted against the Company.

EMPLOYEES

    As of March 31, 1999, the Company had 26 employees of which 12 are engaged in research and development activities and 14 are engaged in general and administrative functions. The Company contracts with external entities for many of the services it requires, including research and development, regulatory and manufacturing services.

RISK FACTORS

EARLY STAGE OF MANUFACTURING AND PRODUCT DEVELOPMENT; HISTORY OF OPERATING
  LOSSES

    We have limited operating history and have recognized substantial losses each year since we began operations. Our prospects must be considered in light of the risks, expenses and difficulties faced by businesses in the consumer products and pharmaceutical industries. These industries have a large number of market entrants, intense competition and a high failure rate. To achieve profitable operations, we will need to continue to commit substantial resources to successfully develop and manufacture products. While we expect to be able to satisfy our commitments, we can provide no assurance that we will be successful in doing so or that we can generate sufficient revenue to fund our continuing operations.

DEPENDENCE ON AHP; EXCLUSIVE LICENSE

    Under several agreements, we have granted AHP an exclusive license to market and sell certain herbal dietary supplement products. Because we cannot sell these herbal dietary supplement products by any other means, we are currently relying on AHP as our only source of revenues from these herbals dietary supplement products.

RISK OF TERMINATION

    AHP can terminate in their sole discretion our agreements as to specific products upon ninety days notice and can terminate our agreements in their entirety upon one year's notice. AHP could decide to terminate our agreements for many reasons, including shifts in its strategic focus, poor market reaction to Centrum-Registered Trademark--branded dietary supplements, lack of patent protection for the PharmaPrint-TM- Process or a determination to pursue alternative methods of producing herbal dietary supplements. If AHP terminates our agreements in whole or in part, we may not be able to enter into comparable agreements for the distribution and sale of our products or establish our own marketing and sales force. Termination of our agreements could have a material adverse effect on our business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT COSTS; FIXED PRICES

    We must conduct, at our own expense, the research and development and regulatory work necessary to produce the products for the sale to AHP. This will require significant expenditures that we may not recover if AHP terminates the agreements in whole or in part or if sales with AHP are lower than anticipated. Under an agreement reached in November 1998, AHP paid us an additional $5 million as reimbursement for certain development and production costs and increased the price that AHP pays us for products delivered before February 28, 1999. In April 1999, AHP and PharmaPrint entered into an additional agreement that extended the per unit cost increase for products delivered from March 1, 1999 through July 31, 1999. AHP and PharmaPrint are currently negotiating an extension of this per unit increase or alternative pricing provisions. Beginning August 1, 1999, the prices that AHP pays us (with some limited exceptions) will revert to the prices set in the original agreements based upon the manufacturing specifications agreed upon in the original agreements. Such prices will remain fixed until October 2000. Accordingly, increases in material or production costs, without a corresponding increase in the price AHP pays us, will reduce the profitability of the AHP supply agreements.

LIMITED OBLIGATION TO PAY ROYALTIES; PATENT PROTECTION

    AHP is not obligated to pay us royalties on sales of products that are not covered by a patent relating to the PharmaPrint-TM- Process. We currently do not have any such patents for any of the products that AHP is marketing and we can provide no assurance that we will obtain patents for any of the products sold through AHP. Our business, financial condition and results of operations will suffer if AHP does not pay royalties to us.

LIMITED OBLIGATION TO MARKET PRODUCTS

    Our agreements with AHP limit their obligation to provide marketing support. During each of the first two years after the initial launch date of the first product, AHP must spend the lesser of fifty percent of net sales of the products or $20 million. Accordingly, poor initial sales could result in very limited marketing support from AHP. AHP is obligated to devote the efforts and resources it normally uses to market its own non-prescription products with similar market potential and at a similar stage of product life. However, after the first two years following the initial launch date, AHP is not required to spend any specific amount on marketing support. If AHP does not provide sufficient marketing support, our business, financial condition and results of operations may suffer. In addition, our sole remedy if AHP fails to meet its minimum spending commitments (provided that AHP has otherwise met its obligations under our agreements), is to sell our herbal dietary supplement products under a national or regional brand through one additional party.

RELIANCE ON CORPORATE PARTNERS

    We expect to enter into agreements with other partners for the development and marketing of other products. AHP has certain options to develop with us other Food and Drug Administration regulated pharmaceutical products for sale in the over-the-counter market. The success of any of our products, even if successfully developed, will depend on the ability of our partners to market and commercialize such products. We can provide no assurance that any partnership will result in product revenues or profits. In addition, any of our corporate partners may pursue alternative technologies or develop alternative therapeutics targeted at the same markets or diseases that we have targeted. This risk may increase if we are not successful in obtaining patent protection for the PharmaPrint-TM- Process.

COST AND AVAILABILITY OF BOTANICAL EXTRACTS

    We procure the botanical extracts necessary to develop our products from various sources in the United States, Europe and Asia. We have agreed and have the exclusive right to supply AHP with all of AHP's requirements of the herbal products that we have licensed to AHP. We purchase a significant amount of botanical extracts to meet these obligations. Since many of the botanical extracts contained in our products are not commodities, we cannot hedge price risk with traditional future contracts. In addition, because some of these plants are picked in the wild rather than farm cultivated, the supply may be unavailable. This uncertain supply, in combination with the possibility of continued increases in demand, could result in significant increase in the price of botanical extracts used in our products. In addition, if due to supply shortages AHP is unable to meet the demand of its customers, even if for a short time, the result could be a long-term decrease in sales. Our ability to increase the price of our products licensed to AHP to adjust for increases in raw material costs is limited. We can provide no assurance that an adequate supply of botanical extracts will be available to us on commercially reasonable terms. We have secured sufficient quantities of botanical extracts for our near term requirements and believe there are numerous alternative suppliers throughout the world from which we can obtain these botanical extracts. However, any shortage of such botanical extracts may cause delays, as well as increased material costs, that could have a material adverse effect on our business, financial condition and results of operations.

NEED FOR ADDITIONAL FUNDING; UNCERTAIN ACCESS TO CAPITAL

    We expect our current capital resources to last at least 12 months. We may then need substantial additional funds to support our dietary supplement business and herbal combination, functional food and pharmaceutical product development programs. Under a loan agreement, we have borrowed $500,000 to fund the purchase of certain equipment, and borrowed an additional $4,000,000 based upon current levels of approved accounts receivable and purchase orders. If approved accounts receivable for purchase orders decrease, we will be required to repay such shortfall. Under the loan agreement, our ability to borrow funds is also subject to satisfaction of certain financial ratios and covenants. In addition, we recently sold $10,000,000 of Series A Convertible Preferred Stock. Our future capital requirements will depend on many factors including:

    - the amount of orders we receive from AHP;

    - the amount of inventory we are required to maintain;

    - the revenues generated under the agreements with AHP;

    - the cost of botanical extracts and other manufacturing costs;

    - the cost of and progress in our research and development programs;

    - progress with toxicology testing and clinical trials;

    - the time and cost involved in obtaining regulatory approvals;

    - patent costs;

    - the scope of our patent coverage, if any;

    - competing technological and market developments; and

    - our corporate partnerships.

    If our capital resources are insufficient to meet our operating requirements, we will seek additional funds through equity or debt financings or through arrangements with corporate partners. We may need funds sooner than anticipated. Other than the $4,500,000 loan agreement described in the prior paragraph and an agreement under certain circumstances to sell and additional $2,000,000 of preferred stock, we have no arrangements for additional financing. Any additional financing may substantially dilute our existing stockholders. We can provide no assurance that additional financing will be available when needed or upon acceptable terms. Our ability to raise additional funds will be adversely affected if we are unable to obtain patent protection for our technologies. If adequate funds are not available, our business, financial condition and results of operations may suffer.

UNCERTAINTIES RELATED TO THE PHARMAPRINT-TM- PROCESS

    We believe that our competitive advantage is our unique ability, through application of the PharmaPrint-TM- Process, to assess and standardize the bioactive composition and potency of plant-derived dietary supplements and pharmaceuticals. We can provide no assurance, however, that consumers in the dietary supplement or functional food markets will value this standardization, particularly in light of the fact that these products cannot be marketed through any claims for the treatment or prevention of disease. In addition, the PharmaPrint-TM- Process itself does not assure efficacy of our product. We could make claims of efficacy only after successful clinical trials, which will not be conducted with respect to our dietary supplement or functional food products. Accordingly, we can provide no assurance that our dietary supplement or functional food products will achieve commercial success.

    In the pharmaceutical market, we depend on regulatory approval for our plant-derived multi-molecule drug candidates. We do not believe that the Food and Drug Administration and other regulatory authorities have recently approved multi-molecule, botanical pharmaceuticals. We can provide no assurance that regulators will approve these compounds in general, accept the PharmaPrint-TM-Process as an appropriate method of standardizing botanical compounds for clinical testing, or approve our particular drug candidates. Without regulatory review and approval, we could not achieve our pharmaceutical development plans. In such case, our only potential businesses would be dietary supplements and functional foods.

DEPENDENCE ON UNCERTAIN PATENTS AND OTHER PROPRIETARY RIGHTS

    Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and dietary supplement, functional food and pharmaceutical products, preserve our trade secrets, and operate without infringing on the proprietary rights of third parties. We plan to achieve a competitive advantage as the only provider of botanical, dietary supplements, functional foods and multi-molecule pharmaceuticals that can market its products on the basis of consistent composition, the presence of a least one bioactive and proven bioactivity. This depends on our ability to obtain a patent covering the PharmaPrint-TM- Process that is broad enough to prevent competitors from making such claims. We have applied for a broad process patent covering a method for making high quality botanical products that incorporates the steps that make up the PharmaPrint-TM- Process, as well as additional patents covering the application of this method to the manufacture of 11 specific botanical compositions. We intend to apply for additional patents as we develop additional products or enhance our technologies. To date, we have not received any patents or notices of allowance of any patent application for the PharmaPrint-TM-Process or any products we currently intend to commercialize, although we have received certain patents and allowances on products we don't intend on commercializing. If we are not successful in obtaining and maintaining adequate patent protection for the PharmaPrint-TM- Process, we will not be able to protect our pharmaceutical products and our ability to compete successfully in the dietary supplement and functional food markets will be impaired. Furthermore, AHP is not obligated to pay royalties on sales of any products not covered by a patent relating to the PharmaPrint-TM- Process.

    We can provide no assurance that we will obtain any patents covering our technology or products, or that any patents may be issued will provide substantial protection or be of commercial benefit. Any patent covering the PharmaPrint-TM- Process may be vulnerable to challenge on various grounds, including lack of nonobviousness or novelty. A great deal of research and development work has taken place in botanicals, including efforts focused on single-molecule bioactivity and analysis of multiple botanical components. We believe that the PharmaPrint-TM- Process is unique and patentable because of its focus on determining high quality botanicals by identifying bioactive components having activity relevant to clinical indications and establishing manufacturing standards covering the range of bioactivity of the total of these compounds. However, it is agruable that prior work on bioactivity relating to the development of single molecule drugs or multi-molecule drugs or multi-molecule chemical composition analysis could contradict novelty or nonobviousness of our invention.

    The issuance of a patent is not conclusive as to its validity or enforcabiltiy, and competitors may be able to design around any patent that we obtain. Competitors may find ways to substantiate claims about the composition or bioactivity of competing products without utilizing our process. We can provide no assurance that any patent issued to us will not be invalidated, or that we will not be forced to narrow, through re-examination, the scope of such a patent claim to avoid its invalidation. In addition, we can provide no assurance that any application of our technology will not infringe on patents or proprietary rights of others. In addition, any licenses that might be required as a result of such infringement for our processes or products may not be available on commercially reasonable terms, if at all.

    Litigation may be necessary to enforce our patent and proprietary rights or to determine the scope and validity of others proprietary rights. Any such litigation could be very costly and could distract our management and technical personnel. We may participate in interference proceedings that may in the future be declared by the Patent and Trademark Office to determine priority of invention, which could be very costly. We can provide no assurance of a favorable outcome of any litigation or interference proceedings. An unfavorable outcome in any proceeding could have material adverse effect on our business, financial condition and results of operations.

    The patent position of biotechnology and biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and biopharmaceutical patents. Accordingly, there can be no assurance that any patent applications that we own or license will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology.

    Many of the processes and much of the know-how that are important to our technology depend upon the non-patenable skills, knowledge and experience of our scientific and technical personnel and collaborators. To help protect our rights, we require employees, collaborators and significant consultants and advisors with access to confidential information, to sign confidentiality agreements. We can provide no assurance, however, that these agreements will provide adequate protection for our trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure.

OUTSOURCING OF MANUFACTURING, RESEARCH AND DEVELOPMENT AND REGULATORY ACTIVITIES

    Pursuant to our supply agreement with AHP, we are AHP's exclusive supplier of the herbal products sold by AHP and must produce such products under applicable current good manufacturing practices. We do not have the internal facilities or capabilities to manufacture our products, but rather rely on third party manufacturers. If we are unable to maintain contract manufacturing relationships on acceptable terms or otherwise develop manufacturing capabilities, our ability to deliver products to AHP or others may be adversely affected.

    If we fail to supply AHP with certain commercial quantities of products for a period of 60 consecutive days for any reason, AHP has the right to manufacture such products itself, or to retain a third party manufacturer. This right is exercisable for a limited period of time if PharmaPrint is able to continue manufacturing commercial quantities of these products. We can provide no assurance that we will be able to meet our obligation to supply such products in sufficient commercial quantities. A loss of manufacturing rights to AHP or a third party would have a material adverse effect on our business, financial condition and results of operations.

    We have limited experience in the sale, marketing, distribution and clinical testing of dietary supplements, functional foods and pharmaceutical products. Therefore, we rely on collaborative arrangements or license and distribution agreements with third parties. To be successful, our pharmaceutical products must be manufactured, at an acceptable cost, in commercial quantities under the Food and Drug Administration's or other standards prescribed by regulatory agencies in other countries.

    All of our manufacturing, and most of our research and development activities are performed by third party laboratories and manufacturing facilities. Although we believe that our partners have an economic motivation to perform their duties in a timely and effective manner, the amount and timing of the resources devoted by such parties to performing their duties may vary. Any failure to perform such duties may result in a delay in our manufacturing, product development and marketing activities. Any failure or delay could also result in a breach of our obligations under the agreements with AHP and any other collaborative arrangements. Any such failure or delay could have a material adverse effect on our business, financial condition and results of operations.

    In the future, we may transfer control of toxicology studies and clinical trials, the preparation and submission of regulatory approvals and the manufacture of pharmaceutical products to a partner. If we do transfer such control, we would then depend on our partner's efforts to effectively develop our drug candidates. Additionally, if we outsource the manufacturing of our drug candidates, we will lose the opportunity to generate profits from manufacturing.

COMPETITION AND TECHNOLOGICAL CHANGE

    The dietary supplement, functional food, pharmaceutical, consumer products and biotechnology industries are subject to intense competition and rapid technological change. We face intense competition from numerous sources, including pharmaceutical and consumer products, herbal products, biotechnology and chemical companies, as well as universities and other research organizations. Industry-wide interest in our arrangement with AHP and the use of our PharmaPrint-TM- Process technology, may accelerate as the technology becomes more widely understood. Competitors may then have additional incentive to develop technologies and products that compete with ours. These competitors may succeed in developing technologies and products that are more effective than ours or that would render our PharmaPrint-TM- Process and products obsolete. If we are not successful in obtaining and maintaining adequate patent protection for the PharmaPrint-TM- Process, competitors may be able to duplicate or exceed our capabilities.

    Many of our potential competitors have competitive advantages over us, including:

    - greater capital resources;

    - greater experience in developing, manufacturing and marketing products;

    - greater research and development capabilities, staffs and facilities;

    - greater experience in conducting toxicology testing and human clinical trials on new pharmaceutical products; and

    - greater experience on obtaining Food and Drug Administration and other regulatory approvals of products.

    Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively. Moreover, we can provide no assurance that we will have sufficient resources to undertake the continuing research and development necessary to remain competitive.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

    In order to obtain marketing approval from the Food and Drug Administration, we must demonstrate through toxicology testing and clinical trials that PPRT-321, our only drug candidate for that we have applied to the Food and Drug Administration for permission to conduct human clinical trials to date, is safe and effective for use in its target indication. The results from initial clinical trials of PPRT-321 and any other drug candidates may not be indicative of the results that may be obtained in further clinical trials. Many companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The rate of completion of our clinical trials maybe delayed by many factors including slower than anticipated patient enrollment, a slower than anticipated timetable, or any other adverse event.

    During the course of clinical trials, patients can die or suffer other adverse medical effects for reasons that may not be related to the drug being tested, but which can affect clinical trial results. We can provide no assurance that regulatory authorities will permit us to undertake additional clinical trials of PPRT-321 or to initiate clinical trials of any other drug candidates. In addition, we may not successfully complete any clinical trial efforts that we undertake. Any delays in or termination of our clinical trial efforts would have a material adverse effect on our business, financial condition and results of operations. We can provide no assurance that PPRT-321 or any other drug candidate will receive regulatory approval for any indication or that any clinical trials undertaken will result in marketable products. If PPRT-321 or other drug candidates are not shown to be safe and effective in clinical trials, our business, financial condition and results of operations would be materially adversely affected.

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

    The following information describes statutory or regulatory provisions. This discussion highlights some aspects of applicable law and may not contain all the information that may be important to you on this topic. The manufacturing, possessing, formulation, packaging, labeling, advertising and sale of dietary supplements are regulated by the Federal Food, Drug and Cosmetic Act, by the Dietary Supplement Health & Education Act of 1994, and by various federal agencies, including the Food and Drug Administration and the Federal Trade Commission. Our activities are also regulated by various agencies of the states, provinces, localities and countries in which our products are sold.

    The Dietary Supplement Health Education Act defines dietary supplements, permits "structure/ function" statements under certain conditions, and regulates the use of published literature in connection with the sale of herbal products. Dietary supplements do not require approval by the Food and Drug Administration prior to marketing. Dietary supplements are subject to various regulatory requirements concerning their composition, permissible claims (including substantiation of any claims), manufacturing procedures and other elements. The Dietary Supplement Health Education Act prohibits marketing dietary supplements for the treatment or prevention of diseases. Because we are limited to the type of claims we may make, we may not be able to effectively differentiate our dietary supplement products from those of our competitors. We cannot determine what effect current or future regulations will have on our business, financial conditions or results of operations.

    The development of pharmaceuticals is subject to extensive, costly and rigorous regulation by the Food and Drug Administration and foreign regulatory authorities. Drugs that have not been demonstrated to be safe and effective according to Food and Drug Administration standards are typically classified as "new drugs" and require Food and Drug Administration approval prior to marketing. In order to initiate a clinical trial for a new drug, an investigational new application must be submitted to the Food and Drug Administration. The process of obtaining required regulatory approvals from the Food and Drug Administration and other regulatory authorities often takes many years. The process is expensive and can vary substantially based on the type, complexity and novelty of the pharmaceutical product. Any additional governmental regulations could delay regulatory approval of our pharmaceutical products. We believe, based upon documentation in medical literature of safe human use of botanical therapeutics, that we may be able to pursue a less time-consuming development process in the United States and some foreign jurisdictions. However, we must engage in extensive toxicology studies and clinical testing in order to demonstrate the safety and efficacy of our pharmaceutical products for human use. We can provide no assurance of quick approval or that we will obtain approval at all. Requests for additional data and delays in obtaining regulatory approvals, would adversely affect the marketing of our pharmaceutical products and our ability to generate pharmaceutical product revenues and royalties.

    We can provide no assurance that regulatory authorities will permit us to carry out further testing. If permitted, additional clinical testing may not prove that our pharmaceutical products are as safe and effective as necessary to permit marketing approvals for these products from regulatory authorities. Additionally, the results of any initial toxicology and clinical testing are not necessarily predictive of results that may be obtained from subsequent or more extensive toxicology and clinical testing. We can provide no assurance that further trials will be successful. Some companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a pharmaceutical product under development would delay or prevent regulatory approval of the product and would have material adverse effect on our business, financial condition and results of operations. Delays in obtaining regulatory approvals could adversely affect the marketing of our pharmaceutical products and diminish any competitive advantage we may attain. In addition, delays in regulatory approvals encountered by any corporate partner could adversely affect our ability to receive royalties. We can provide no assurance that if clinical trials are completed, they will be successful or that we will be able to submit any new drug application on its anticipated schedule. Any such applications may not be reviewed and approved by regulatory agencies in a timely manner, if at all.

    The Food and Drug Administration has established a "botanical" committee to provide regulatory guidelines, including guidelines for approval of botanicals as pharmaceuticals. However, we believe that the Food and Drug Administration has not recently approved for sale a pharmaceutical version of a multi-molecule, botanical medicine. Food and Drug Administration approval of botanicals that qualify as pharmaceuticals would presumably be evaluated under the same statutory standards as are applied to all new drugs. However, Food and Drug Administration review and approval practices adopted for botanical medicines under these statutory standards could result in competitive natural medicines that are not manufactured based on our PharmaPrint-TM- Process technology.

    Any regulatory approval may involve marketing restrictions. In addition, pharmaceutical products are subject to continuous governmental review and post-market evaluation, which could result in withdrawal, suspension or limitation of approvals. Any discovery of previously unrecognized problems could result in restrictions on the pharmaceutical product or its manufacture, including withdrawal of the pharmaceutical product from the market. Failure to comply with applicable regulatory requirements can result in fines, suspension of regulatory approvals, pharmaceutical product recalls, seizure of products, operating restrictions or criminal prosecution.

DEPENDENCE ON KEY EMPLOYEES

    We depend on the continuing services of Elliot P. Friedman, our Chairman of the Board and Chief Executive Officer. Loss of the services of Mr. Friedman could be detrimental to our business. We have obtained key-man life insurance in the amount of $1 million on the life of Mr. Friedman. Our success also depends on our ability to attract and retain highly qualified scientific and managerial personnel. We face competition for such personnel from other organizations, many of which have significantly greater resources. There can be no assurance that we will be able to recruit and retain such personnel.

VOLATILITY OF COMMON STOCK PRICE

    The market price of our common stock has historically been highly volatile. This volatility is likely to continue. The market price of our common stock may fluctuate and drop sharply for many reasons. Some events that may cause a decline in the price of our common stock include:

    - announcements concerning our business or competitors;

    - results of the sales of our products sold through AHP;

    - failures or unexpected delays in manufacturing;

    - patent developments;

    - negative reaction to dietary supplements or functional foods in general;

    - results of toxicology testing and clinical trials;

    - termination or modification of agreement with collaborative partners;

    - failures or unexpected delays in obtaining regulatory approvals;

    - technological innovations;

    - statements or recommendations by the Food and Drug Administration or their advisory panels;

    - loss of key personnel;

    - government regulations;

    - litigation or public concern as to the safety or commercial value of our technologies or products; and

    - failure to meet the expectations of securities analysts or investors.

    In addition, market conditions for emerging growth companies and pharmaceutical companies, economic conditions and general stock market movements, even if unrelated to our operations, may have a significant impact on the price of our common stock. A sharp decline in the price of our common stock could also result in securities class action litigation against us. Such litigation could be very costly and could divert management's attention and resources, which may have a material adverse effect on our business, financial condition and results of operations.

POTENTIAL FOR DILUTION

    As of June 29, 1999, 10,000 shares of our Series A Convertible Preferred Stock were issued and outstanding. Each share of the Series A Convertible Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing the stated value ($1,000) of the share of Series A Convertible Preferred Stock, which value is increased at an annual rate of 6.0%, by the current conversion price. The conversion price prior to October 4, 1999 is $8.55 and after October 4, 1999 is the lessor of $8.55 and 100% of a measure of the market price of the Common Stock at the time of conversion. The maximum number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock is 2,776,594. If we issue 2,776,594 shares of Common Stock on conversion of the Series A Convertible Preferred Stock, the remaining outstanding shares will be redeemed by us on or before June 4, 2001 for a price of 103% of the stated value plus a premium of 6.0% of the stated value per year. In addition, as of June 29, 1999, 2,545,343 shares of Common Stock were reserved for issuance upon exercise of our outstanding options and warrants. Accordingly, purchasers of Common Stock could therefore experience substantial dilution of their investment upon conversion of the Series A Convertible Preferred Stock and/ or exercise of our outstanding options and warrants.

CONTROL BY EXISTING STOCKHOLDERS AND MANAGEMENT

    Our current executive officers, directors and other significant stockholders own, as of June 23, 1999, approximately 38.9% of our issued and outstanding shares of common stock. Accordingly, such persons will likely continue to control our Board of Directors and direct the operation of our business.

ITEM 2.  PROPERTIES

    The Company's headquarters currently occupy approximately 9,600 square feet in Irvine, California. The Company leases its headquarters facility for approximately $19,200 per month, pursuant to a lease agreement that expires in December 2003.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not presently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended March 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR PHARMAPRINT INC. COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock has been traded on The National Association of Securities Dealers' Automated Quotation System ("NASDAQ") National Market under the symbol "PPRT" since the Company's initial public offering in August 1996. The following table sets forth the range of high and low sales prices per share for the Common Stock, as reported by NASDAQ for the periods indicated:

YEAR ENDED MARCH 31, 1998                                                       HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
Fourth Quarter..............................................................  $   12.75  $    8.13
Third Quarter...............................................................  $   18.13  $    8.25
Second Quarter..............................................................  $   14.50  $    6.00
First Quarter...............................................................  $    7.62  $    4.00

YEAR ENDED MARCH 31, 1999
----------------------------------------------------------------------------
Fourth Quarter..............................................................  $   15.13  $    7.25
Third Quarter...............................................................  $   15.00  $    9.00
Second Quarter..............................................................  $   12.38  $    8.44
First Quarter...............................................................  $   14.00  $    9.50

YEAR ENDED MARCH 31, 2000
----------------------------------------------------------------------------
First Quarter (through June 23, 1999).......................................  $   12.00  $    5.38

    As of June 23, 1999, shares of the Company's Common Stock were held of record by approximately 97 stockholders and beneficially owned by approximately 3,300 stockholders.

    The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not currently intend to declare or pay any dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                YEAR ENDED MARCH 31,
                                                -----------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)           1999       1998       1997       1996      1995(1)
                                                ---------  ---------  ---------  ---------  ---------
Statement of Operations Data:
  Total revenues..............................  $  22,289  $  --      $  --      $  --      $  --
  Cost of sales...............................     12,255     --         --         --         --
  Research and development....................     18,647      9,785      2,980        387        378
  General and administrative..................      5,646      4,535      2,919        654        106
  Stock compensation..........................        523      3,796      5,333        304     --
  Net loss....................................  $ (14,783) $ (18,115) $ (11,233) $  (1,344) $    (484)
  Basic/diluted loss per share(2).............  $   (1.08) $   (1.59) $    1.15) $    (.21) $    (.07)
  Basic/diluted weighted average shares
    outstanding...............................     13,655     11,363      9,771      6,477      6,571

Balance Sheet Data, at period end:

  Working capital.............................  $   2,833  $  17,061  $   7,413  $     586  $     228
  Property and equipment, net.................      1,056        355        186     --         --
  Total assets................................     23,521     25,439      8,832      1,156        249
  Long-term debt..............................        393     --         --         --         --
  Total stockholders' equity..................      3,961     17,859      7,737        640        234

------------------------

(1) Includes the period from inception (September 15, 1994) through March 31, 1995.

(2) The Company has restated all per share data in accordance with SFAS No. 128.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    PharmaPrint uses its PharmaPrint-TM- Process technology to develop high quality dietary supplement, functional food and pharmaceutical products from botanical sources. The Company believes that its PharmaPrint-TM- Process technology represents a new paradigm in the development of therapeutic products from botanical sources. Unlike the traditional drug development process of identifying, isolating and synthesizing single bioactive molecules from plant and other sources, the Company's core technologies were developed based on empirical data suggesting that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plant's effectiveness. The PharmaPrint-TM- Process technology enables the Company to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce products having consistent batch-to-batch quantities of these bioactives.

    In October 1997, the Company entered into several agreements with AHP whereby the Company is applying its PharmaPrint-TM- Process to produce a line of high quality herbal dietary supplement products currently marketed by AHP under the Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreements, AHP paid the Company $2,500,000 as an up-front licensing fee and is required to pay an additional fee of $500,000 upon the issuance of a patent containing claims covering the PharmaPrint-TM- Process. Additionally, AHP has agreed to spend annually at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures in each of the first two years following initial product launch. AHP has also agreed to purchase the AHP Products from the Company under a Supply Agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis, AHP will pay royalties to the Company on net sales of such patented AHP products of 4% in the first year and 6% thereafter. AHP commenced marketing PharmaPrint's six herbal dietary supplement products (echinacea, garlic, ginseng, ginkgo biloba, saw palmetto and St. John's wort) in October 1998. In November 1998, AHP and PharmaPrint entered into an agreement whereby AHP paid PharmaPrint $5,000,000 as reimbursement for certain development and production costs and increased the per unit amount to be paid by AHP to PharmaPrint for the AHP Products delivered or to be delivered prior to February 28, 1999. In April 1999, AHP and PharmaPrint entered into an additional agreement that extended the per unit cost increase paid by AHP to PharmaPrint for AHP Products delivered or to be delivered from March 1, 1999 through July 31, 1999. AHP and PharmaPrint are currently negotiating a permanent increase to the per unit increase. If an agreement is not reached, beginning August 1, 1999, the prices at which AHP purchases products from PharmaPrint, with certain limited exceptions, will revert to the prices agreed upon in the AHP agreements based upon the manufacturing specifications agreed upon in the AHP agreements. Such prices will remain fixed until October 2000. Accordingly, increases in material or production costs, without a corresponding increase in the price AHP pays PharmaPrint, will reduce the profitability to PharmaPrint of the AHP supply agreements.

    Another application of the PharmaPrint-TM- Process is the development of FDA-approvable pharmaceuticals from natural plant sources. The Company has completed a Phase II study for its initial pharmaceutical product candidate, PPRT-321, a saw palmetto-derived drug that is being developed for the treatment of symptoms associated with BPH. The clinical study demonstrated that the product was safe and appeared to improve symptoms associated with an enlarged prostate gland. The Company currently is evaluating further studies for PPRT-321.

    The Company has also commenced the development of, utilizing the PharmaPrint-TM- Process, a line of herbal products combined with vitamins and/or minerals. The Company anticipates that it will initially utilize the same herbal products developed for AHP in this combination product line. The Company anticipates marketing these products directly to mass market and Internet retailers.

    The Company also has initiated the PharmaPrint-TM- Process for a product classified as a functional food.

    During the three months ended September 30, 1998, the Company substantially completed the development of the AHP Products and commenced significant manufacture and delivery of such products pursuant to the Supply Agreement. Prior to that time, the Company engaged primarily in research and development activities and reported as a development stage company.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

    Revenue for the year ended March 31, 1999, was $22,289,000 compared to $0 for the year ended March 31, 1998. Included in revenue for the year ended March 31, 1999, was $14,789,000 of revenue derived from the manufacture of the AHP Products and $7,500,000 was derived from license and development fees from AHP. Research and development expenses for the year ended March 31, 1999, increased $8,862,000, or 90.6%, to $18,647,000 from $9,785,000 for the year ended March
31, 1998. The increase was primarily attributable to increased development efforts for the Company's dietary supplement products, primarily the AHP Products. The Company's development efforts with respect to its dietary supplement products, including the AHP Products, included: application of the PharmaPrint-TM- Process, manufacturing scale-up, validation of processes and methods, qualification of contractors, and stability testing.

    General and administrative expenses for the year ended March 31, 1999, increased $1,111,000, or 24.5%, to $5,646,000 from $4,535,000 for the year ended
March 31, 1998. The increase was primarily attributable to additional staff, Company marketing efforts, increased professional fees, increased office rent and increased general office expenses.

    Stock compensation expense for the year ended March 31, 1999, was $523,000 and represented compensation expense relating to certain options to purchase common stock granted to consultants of the Company. Stock compensation expense for the year ended March 31, 1998, was $3,796,000. Of this amount $3,564,000 related to the release of an officer of the Company from a lock-up agreement and $232,000 represented compensation expense relating to certain options to purchase common stock granted to consultants of the Company.

    As a result of the foregoing factors, the Company's net loss for the year ended March 31, 1999, decreased $3,332,000, or 18.4%, to $14,783,000 from
$18,115,000 for the year ended March 31, 1998.

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31,1997

    Research and development expenses for the year ended March 31, 1998, increased $6,805,000, or 228.4%, to $9,785,000 from $2,980,000 for the year ended March 31, 1997. The increase was primarily attributable to increased development efforts for both the Company's pharmaceutical and dietary supplement products. The Company's development efforts with respect to its pharmaceutical products included preparation and completion of regulatory filings, preparation for the commencement of certain toxicology studies and clinical trials and other research and development expenses. The Company's development efforts with respect to its dietary supplement products included the application of the Company's PharmaPrint-TM- Process to several products, including products currently marketed by AHP.

    General and administrative expenses for the year ended March 31, 1998, increased $1,616,000, or 55.3%, to $4,535,000 from $2,919,000 for the year ended
March 31, 1997. The increase was primarily attributable to additional staff, Company marketing efforts, increased professional fees, increased office rent and increased general office expenses.

    Stock compensation for the year ended March 31, 1998, was $3,796,000. Of this amount $3,564,000 related to the release of an officer from a lock-up agreement and $232,000 represented compensation expense relating to certain options to purchase common stock granted to consultants of the Company. Stock compensation expense for the year ended March 31, 1997, was $5,333,000. Of this amount, $4,585,000 related to conditions that were met on common stock granted to D-RAM Industries Pty. Ltd. and Dimension Memory, Inc., $648,000 related to the fair value of stock transferred by a major shareholder to third parties as compensation for services and $100,000 related to stock compensation expense for options to purchase common stock of the Company that were granted to consultants.

    As a result of the foregoing factors, the Company's net loss for the year ended March 31, 1998, increased $6,882,000, or 61.3%, to $18,115,000 from
$11,233,000 for the year ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities. From inception (September 15, 1994) through May 1996, the Company had raised an aggregate net amount of approximately $2,100,000 through private sales of equity securities. In August 1996, the Company completed an initial public offering of 3,000,000 shares of its common stock at $5.00 per share, raising net proceeds of approximately $12,700,000. In February 1998, the Company completed a public offering of 2,587,500 shares of its common stock at $10.50 per share. The net proceeds from this public offering were approximately $24,400,000.

    On June 4, 1999, the Company completed a $10 million private placement (the "Private Placement") of Series A Convertible Preferred Stock ("Series A Preferred Stock") with RGC International Investors, LDC (the "Investor"). The Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $8.55 (120% of the average closing bid price of the Company's common stock for the three trading days prior to the execution of definitive documentation on June 4, 1999), upon the terms and subject to the conditions set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. Subject to a limit on the total number of shares of common stock issuable upon conversion of the Series A Preferred Stock, after October 4, 1999, the conversion price may be reduced to a price equal to 100% of a measure of the market price of the common stock at the time of conversion. The Company has the option to redeem the Series A Preferred Stock under certain circumstances. The Series A Preferred Stock has a yield of six percent, payable at the time of conversion in shares of the Company's common stock. In connection with the Private Placement, the Company granted the Investor registration rights which obligate the Company to register the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock.

    During the year ended March 31, 1999, the Company increased its staff of full-time employees and consultants from 24 to 26.

    The Company has a $10,000,000 purchase commitment, expiring in December 2000, with a vendor to purchase raw materials to be used for one herbal product and to provide processing services for an additional herbal product. These agreements are terminable by the Company in certain circumstances, including termination of the AHP agreements. The product and service commitments are used by the Company to meet its obligations under the AHP agreements. As of March 31, 1999, the Company had spent $3,338,000 pursuant to these agreements.

    In June 1998, the Company entered into a three-year service agreement with a vendor. Under the terms of the agreement, effective July 1, 1998, the vendor will provide certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company is committed to reimburse the vendor a minimum of $300,000 per quarter. The Company is also subject to the following termination fees: (i) $700,000 if the agreement is terminated within 6 to 12 months of its effective date; (ii) $200,000 if the agreement is terminated within 12 to 24 months of its effective date and (iii) $100,000 if the agreement is terminated after 24 months of its effective date.

    The Company increased its inventories to approximately $13,478,000 at March 31, 1999 from approximately $2,183,000 at March 31, 1998 in order to supply certain herbal dietary supplement products to AHP pursuant to the Supply Agreement and in preparation for anticipated sales of vitamin-herbal combination products.

    In December 1998, the Company entered into a $4.5 million credit agreement with a bank. Pursuant to such agreement, at March 31, 1999, the Company had borrowed $500,000 to finance certain equipment. The interest rate on this borrowing is prime plus 1.25% and principal and interest are due over 48 months from the date of the loan. The remaining $4.0 million under this credit facility, which expires in December 1999, is available to the Company based upon accounts receivable and purchase orders. The interest rate on this portion of the credit facility is prime plus 1.0%. At March 31, 1999, the prime rate was 7.75%. At March 31, 1999, $4,000,000 was advanced under this portion of the agreement. The Company must maintain certain financial ratios and covenants pursuant to this agreement.

    The Company's future capital requirements will depend on many factors, including but not limited to: changes in the Company's relationship with AHP, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence of third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition. The Company believes that its current capital resources along with a recently completed preferred stock financing will enable it to maintain its current and planned operations for at least the next 12 months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company. To the extent that the Company's capital resources are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. Other than previously described, the Company has no additional arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing stockholders will provide any portion of the Company's future financing requirements. Any additional financings may have the effect of substantially diluting the Company's book value per share and the ownership percentage of the Company's then existing stockholders. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain or all of its programs or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself, any of which could have a materially adverse effect on the business, financial condition or results of operations of the Company.

    At March 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $35.9 million and $20.6 million, respectively; such carryforwards expire in various years through 2019.

YEAR 2000 COMPLIANCE

    Many existing computer programs use only two digits to identify a year in the date field. As the century date change occurs, these programs may recognize the year 2000 as 1900, or not at all. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Y2K Issue"). The Y2K Issue has been eliminated in many new programs and systems, which are said to be "Y2K compliant." The Company has completed its initial assessment of the Y2K Issue and believes, based on manufacturers' specifications that all its information technology ("IT") systems and applications and related hardware are Y2K compliant. The Company has not completed assessing Y2K compliance of its non-IT systems, principally manufacturing systems, but it believes that any non-compliance will not affect the ability to use the related manufacturing equipment. The Company is continuing to assess whether third parties with whom it deals, such as customers, vendors and governments have any Y2K issues that could affect the Company; such problems could result in interruptions in delivery of services and materials and payments, among other things. The Company has not developed formal Y2K non-compliance contingency plans, but will consider the need for such plans upon completion of the Y2K compliance assessments. Based on currently available information, the Company believes that its cost to assure Y2K compliance are not expected to be material.

    The Company has completed testing of its own systems and is not currently aware of any significant Y2K compliance problems in its own systems. However, the Company cannot assure that the information it receives from third parties about their Y2K compliance will be meaningful or accurate. Failure of significant third parties with whom the Company deals to achieve Y2K compliance could have a material adverse effect on the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks related to fluctuations in interest rates on long-term and short-term debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies of commodities, or other types of derivative financial instruments. The purpose of the following analysis is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of March 31, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement Regarding Forward-Looking Statements."

    The Company utilizes debt financing primarily for the purpose of financing equipment and working capital. Historically, the Company has borrowed under its credit facility to fund such activities. Borrowings under these facilities are at variable rates.

    For variable rate debt, changes in interest rates generally do not influence the fair market value of the debt, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase expense for the coming year of approximately $30,000 for the Company's short-term debt and $5,000 for the Company's long-term debt.

    The table below details the principal amount and the average interest rates for debt for each category based upon the expected maturity dates.

                                                                EXPECTED MATURITY DATE--MARCH 31,
                                      --------------------------------------------------------------------------------------
                                          2000         2001        2002        2003        2004     THEREAFTER     TOTAL
                                      ------------  ----------  ----------  ----------  ----------  ----------  ------------
Short-term variable debt............  $  4,000,000  $       --  $       --  $       --  $       --  $       --  $  4,000,000
Long-term variable debt.............  $    107,143  $  142,857  $  142,857  $  107,143  $       --  $       --  $    500,000

    The Company does not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Public Accountants...................................................................          25
Consolidated Balance Sheets as of March 31, 1999 and 1998..................................................          26
Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997....................          27
Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999, 1998 and 1997..........          28
Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997....................          29
Notes to Consolidated Financial Statements.................................................................          30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PharmaPrint Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of PharmaPrint Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmaPrint Inc. and subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
June 18, 1999

                       PHARMAPRINT INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          MARCH 31,
                                                                   ------------------------
                                                                      1999         1998
                                                                   -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents......................................  $ 2,299,959  $21,557,916
  Accounts receivable............................................    5,223,483      --
  Inventories....................................................   13,478,116    2,183,282
  Other current assets...........................................      998,088      899,724
                                                                   -----------  -----------
    Total current assets.........................................   21,999,646   24,640,922
FIXED ASSETS, net................................................    1,056,192      354,769
OTHER ASSETS, net of accumulated amortization of $148,237 and
  $41,465, at March 31, 1999 and 1998, respectively..............      464,685      443,394
                                                                   -----------  -----------
    Total assets.................................................  $23,520,523  $25,439,085
                                                                   -----------  -----------
                                                                   -----------  -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................................  $14,644,023  $ 4,490,893
  Accrued expenses...............................................      415,394      588,882
  Deferred revenue...............................................      --         2,500,000
  Short-term debt and current portion of long-term debt..........    4,107,143      --
                                                                   -----------  -----------
    Total current liabilities....................................   19,166,560    7,579,775
                                                                   -----------  -----------
LONG-TERM DEBT...................................................      392,857      --
                                                                   -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value--1,000,000 shares authorized,
    no shares issued or outstanding..............................      --           --
  Common stock, $.001 par value--24,000,000 shares authorized,
    13,883,668 and 13,641,184 shares issued and outstanding at
    March 31, 1999 and 1998, respectively........................       13,884       13,641
  Additional paid-in capital.....................................   50,228,220   49,076,549
  Deferred compensation..........................................     (321,691)     (54,433)
  Accumulated deficit............................................  (45,959,307) (31,176,447)
                                                                   -----------  -----------
    Total stockholders' equity...................................    3,961,106   17,859,310
                                                                   -----------  -----------
    Total liabilities and stockholders' equity...................  $23,520,523  $25,439,085
                                                                   -----------  -----------
                                                                   -----------  -----------

   The accompanying notes are an integral part of these consolidated balance sheets.

                       PHARMAPRINT INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      ----------------------------------------
                                                          1999          1998          1997
                                                      ------------  ------------  ------------
REVENUES:
  Manufacturing.....................................  $ 14,789,063  $    --       $    --
  Licensing and development fees....................     7,500,000       --            --
                                                      ------------  ------------  ------------
    Total revenues..................................    22,289,063       --            --
COST OF SALES.......................................    12,255,491       --            --
                                                      ------------  ------------  ------------
GROSS PROFIT........................................    10,033,572       --            --
                                                      ------------  ------------  ------------

OPERATING EXPENSES:
  Research and development..........................    18,647,407     9,785,206     2,980,064
  General and administrative........................     5,646,452     4,534,643     2,919,351
  Stock compensation................................       522,573     3,795,553     5,333,437
                                                      ------------  ------------  ------------
    Total operating expenses........................    24,816,432    18,115,402    11,232,852
                                                      ------------  ------------  ------------
NET LOSS............................................  $(14,782,860) $(18,115,402) $(11,232,852)
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
BASIC/DILUTED LOSS PER COMMON SHARE.................  $      (1.08) $      (1.59) $      (1.15)
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
BASIC/DILUTED WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.......................................    13,654,976    11,363,130     9,770,575
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       PHARMAPRINT INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock
                                ----------------------  Additional                   Stock      Retained
                                Number of                paid-in      Deferred    subscription  earnings
                                 shares      Amount      capital    compensation  receivable    (deficit)      Total
                                ---------  -----------  ----------  ------------  -----------  -----------  -----------
BALANCE AT MARCH 31, 1996.....  6,476,589  $ 3,739,605  $1,362,500   $(2,527,500)  $(106,600)  $(1,828,193) $   639,812
Issuance of common stock in
  private placements in April
  1996 at $2.40 per share, net
  of expenses and repurchased
  shares......................     97,995      185,342      --           --           --           --           185,342
Payments on stock subscription
  receivable..................     --          --           --           --          106,600       --           106,600
Common stock issued upon
  cancellation of options in
  May 1996....................    712,708    1,712,500    (127,500)      --           --           --         1,585,000
Restricted shares issued for
  services upon cancellation
  of options in May 1996......    712,708    2,984,466  (1,027,500)  (1,956,966)      --           --           --
Issuance of common stock in
  initial public offering in
  August 1996, net of
  expenses....................  3,000,000   12,704,985      --           --           --           --        12,704,985
Remeasurement of stock issued
  in March 1996...............     --        1,500,000      --       (1,500,000)      --           --           --
Amortization of deferred
  compensation................     --          --           --        3,000,000       --           --         3,000,000
Fair value of options granted
  to consultants in October
  1996........................     --          --          274,433     (174,433)      --           --           100,000
Fair value of stock
  transferred by a major
  shareholder to third parties
  as compensation for services
  in December 1996............     --          --          648,437       --           --           --           648,437
Net loss......................     --          --           --           --           --       (11,232,852) (11,232,852)
                                ---------  -----------  ----------  ------------  -----------  -----------  -----------
BALANCE AT MARCH 31, 1997.....  11,000,000  22,826,898   1,130,370   (3,158,899)      --       (13,061,045)   7,737,324
Remeasurement of restricted
  shares issued for services
  in May 1996.................     --          579,074      --         (579,074)      --           --           --
Fair value of options granted
  to consultant in June
  1997........................     --          --          112,013     (112,013)      --           --           --
Exercise of stock options.....      5,202        5,000      --           --           --           --             5,000
Conversion to $.001 par value
  stock.......................     --      (23,399,966) 23,399,966       --           --           --           --
Exercise of warrants..........     48,482           48         (48)      --           --           --           --
Issuance of common stock in
  public offering in February
  1998, net of expenses.......  2,587,500        2,587  24,434,248       --           --           --        24,436,835
Amortization of deferred
  compensation................     --          --           --        3,795,553       --           --         3,795,553
Net loss......................     --          --           --           --           --       (18,115,402) (18,115,402)
                                ---------  -----------  ----------  ------------  -----------  -----------  -----------
BALANCE AT MARCH 31, 1998.....  13,641,184      13,641  49,076,549      (54,433)      --       (31,176,447)  17,859,310
Fair value of options granted
  to consultant in June
  1998........................     --          --          789,831     (789,831)      --           --           --
Exercise of stock options.....    242,484          243     361,840       --           --           --           362,083
Amortization of deferred
  compensation................     --          --           --          522,573       --           --           522,573
Net loss......................     --          --           --           --           --       (14,782,860) (14,782,860)
                                ---------  -----------  ----------  ------------  -----------  -----------  -----------
BALANCE AT MARCH 31, 1999.....  13,883,668 $    13,884  $50,228,220  $ (321,691)   $  --       $(45,959,307) $ 3,961,106
                                ---------  -----------  ----------  ------------  -----------  -----------  -----------
                                ---------  -----------  ----------  ------------  -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       PHARMAPRINT INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED MARCH 31,
                                                      ----------------------------------------
                                                          1999          1998          1997
                                                      ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................  $(14,782,860) $(18,115,402) $(11,232,852)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation expense..............................       185,416        69,644         9,188
  Amortization expense..............................       106,772        33,354         5,968
  Amortization of discount on notes payable.........       --            --             31,250
  Stocks and options issued for services............       522,573     3,795,553     5,333,437
  Changes in assets and liabilities:
  Increase in accounts receivable...................    (5,223,483)      --            --
  Increase in inventories...........................   (11,294,834)   (2,183,282)      --
  Increase in other current assets..................       (98,364)     (562,131)     (220,018)
  Increase in other assets..........................      (128,062)     (338,065)      (90,566)
  Increase in accounts payable and accrued
    expenses........................................     9,979,642     3,985,179       797,554
  (Decrease) increase in deferred revenue...........    (2,500,000)    2,500,000       --
                                                      ------------  ------------  ------------
  Net cash used in operating activities.............   (23,233,200)  (10,815,150)   (5,366,039)
                                                      ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets..........................      (886,840)     (238,841)     (194,759)
                                                      ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock........       362,083    24,441,835    12,984,530
  Proceeds from stock subscription receivable.......       --            --            106,600
  Proceeds from notes payable and credit lines......     4,500,000       --             20,000
  Repayment of notes payable and credit lines.......       --            --           (270,000)
                                                      ------------  ------------  ------------
  Net cash provided by financing activities.........     4,862,083    24,441,835    12,841,130
                                                      ------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS.......................................   (19,257,957)   13,387,844     7,280,332
CASH AND CASH EQUIVALENTS, beginning of year........    21,557,916     8,170,072       889,740
                                                      ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of year..............  $  2,299,959  $ 21,557,916  $  8,170,072
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest............  $     32,892  $     13,299  $     41,610
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       PHARMAPRINT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND RISK FACTORS

DESCRIPTION OF THE BUSINESS

    PharmaPrint Inc. (the "Company" or PharmaPrint"), a Delaware corporation, was formed in order to complete the development of and commercialize the research conducted over a 20 year period at the University of Southern California ("USC") School of Medicine.

    PharmaPrint uses its PharmaPrint-TM- Process technology to develop high quality dietary supplement, functional food and pharmaceutical products from botanical sources. The PharmaPrint-TM- Process technology enables the Company to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce products having consistent batch-to-batch quantities and ratios of these bioactives.

    The Company is applying several commercialization strategies with its PharmaPrint-TM- Process technology. The first application of the PharmaPrint-TM-Process is for the development of high quality herbal dietary supplements. In October 1997, the Company entered into several agreements with AHP (see Note 3) including various subsequent amended agreements. Another application of the PharmaPrint-TM- Process is the development of FDA-approvable pharmaceuticals from natural plant sources. Other applications of the PharmaPrint-TM- Process include the development of a line of herbal products combined with vitamins and/or minerals and the development of functional food products.

RISK FACTORS

    During the three months ended September 30, 1998, the Company substantially completed the development of the AHP Products and commenced significant manufacture and delivery of such products pursuant to the AHP agreements (see
Note 3). Prior to that time, the Company engaged primarily in research and development activities and reported as a development stage company. Since inception (September 15, 1994) the Company has incurred significant losses. The Company's future ability to generate revenues in excess of its expenses is dependent upon many factors including its ability to obtain patent coverage sufficient enough to obtain royalties from AHP, future sales of the AHP Products and other products and manufacturing and research and development expenses.

    The Company's future capital requirements will depend on many factors, including but not limited to: changes in the Company's relationship with AHP, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence of third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition. The Company believes that its current capital resources along with a recently completed preferred stock financing (see Note 9) will enable it to maintain its current and planned operations for at least the next 12 months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                       PHARMAPRINT INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

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

INVENTORIES

    Inventories are stated at the lower of cost (determined on a specific identification method) or market and consisted of the following:

                                                            MARCH 31,
                                                      ---------------------
                                                         1999       1998
                                                      ----------  ---------
Raw materials.......................................  $5,095,645  $2,183,282
Work-in-process.....................................   8,382,471     --
                                                      ----------  ---------
Total inventories...................................  $13,478,116 $2,183,282
                                                      ----------  ---------
                                                      ----------  ---------

FIXED ASSETS

    Fixed assets are stated at cost and consisted of the following:

                                                             MARCH 31,
                                                        --------------------
                                                          1999       1998
                                                        ---------  ---------
Equipment.............................................  $1,090,655 $ 254,599
Furniture.............................................    202,781    179,001
Less accumulated depreciation.........................   (237,244)   (78,831)
                                                        ---------  ---------
                                                        $1,056,192 $ 354,769
                                                        ---------  ---------
                                                        ---------  ---------

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

DEFERRED REVENUE

    Deferred revenue represents an up-front licensing fee received from AHP for products developed by the Company for AHP. Such licensing fee was recognized as revenue during the year ended March 31, 1999 due to the first sale by AHP of the initial AHP Products. See Note 3.

                       PHARMAPRINT INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Sales of products are recorded based on shipment of products.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred. For the year ended March 31, 1999, the Company included in research and development approximately $2,400,000 of production costs incurred in the manufacturing of salable products.

INCOME TAXES

    The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities using enacted tax rules that will be in effect when the differences are expected to reverse.

LOSS PER SHARE

    During fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share." As required pursuant to SFAS No. 128, basic loss per share is computed based on the weighted average number of common shares outstanding for the period. Diluted loss per share is computed assuming dilution from stock options and warrants. The Company excluded all outstanding stock options and warrants from the diluted computation, as their effect is antidulutive. See Note 7.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." The Company will continue to account for employee and director stock options in accordance with APB Opinion No. 25 and, as permitted under SFAS No. 123, will make the necessary pro forma disclosures mandated by SFAS No. 123. Compensation expense related to stock options granted to others is calculated using the fair market value of the stock option on the date of grant. See Note 7.

RECENT ACCOUNTING PRONOUNCEMENTS

    In the fiscal year ended March 31, 1999 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, which established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and distributions to owners. Currently, no difference exists between the Company's net loss and its comprehensive net loss.

    In the fiscal year ended March 31, 1999 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997, which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related

                       PHARMAPRINT INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) disclosures about products and services, geographic areas and major customers. The Company believes that it currently operates under one segment.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting of the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. The statement is effective for fiscal years beginning after December 15, 1998 and the Company has determined that the effect of adopting this statement will not have a material effect on the financial condition or results of operations of the Company.

RECLASSIFICATIONS

    Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

3.  AGREEMENTS

AHP AGREEMENTS

    In October 1997, the Company entered into several agreements with AHP whereby the Company is applying its PharmaPrint-TM- Process to produce a line of high quality herbal dietary supplement products currently marketed by AHP under the Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreements, AHP paid the Company $2,500,000 as an up-front licensing fee and is required to pay an additional fee of $500,000 upon the issuance of a patent containing claims covering the PharmaPrint-TM- Process. Additionally, AHP has agreed to spend annually at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures in each of the first two years following initial product launch. AHP has also agreed to purchase the AHP Products from the Company under a Supply Agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis, AHP will pay royalties to the Company on net sales of such patented AHP products of 4% in the first year and 6% thereafter. AHP commenced marketing PharmaPrint's six herbal dietary supplement products (echinacea, garlic, ginseng, ginkgo biloba, saw palmetto and St. John's wort) in October 1998. In November 1998, AHP and PharmaPrint entered into an agreement whereby AHP paid PharmaPrint $5,000,000 as reimbursement for certain development and production costs and increased the per unit amount to be paid by AHP to PharmaPrint for the AHP Products delivered or to be delivered prior to February 28, 1999. In April 1999, AHP and PharmaPrint entered into an additional agreement that extended the per unit cost increase paid by AHP to PharmaPrint for AHP Products delivered or to be delivered from March 1, 1999 through July 31, 1999. PharmaPrint is currently negotiating with AHP a permanent increase to the per unit price paid by AHP. If an agreement is not reached, beginning August 1, 1999, the prices at which AHP purchases products from PharmaPrint, with certain limited exceptions, will revert to the prices agreed upon in the AHP agreements based upon the manufacturing specifications agreed upon in the AHP agreements. Such prices will remain fixed until October 2000.

USC LICENSE AGREEMENT

    In March 1995, the Company entered into a license agreement with USC (the "USC License Agreement") that granted the Company an exclusive, worldwide license to: (i) the PharmaPrint-TM- Process; (ii) use certain therapeutic compounds; and (iii) other related products developed at USC. USC has also

                       PHARMAPRINT INC. AND SUBSIDIARIES

3.  AGREEMENTS (CONTINUED)
agreed to grant the Company the right to sublicense certain products and a right of first refusal to obtain a license for any improvements to certain products developed by USC. The term of the USC License Agreement began March 1, 1995, and ends on the later of February 28, 2010, or the expiration of the last issued patent under the USC License Agreement.

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

4.  INCOME TAXES

    No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through March 31, 1999. At March 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes of approximately $35.9 million and $20.6 million, respectively; such carryforwards expire in various years through 2019. Deferred tax assets include these net operating loss carryforwards as well as certain expenses that are reported for book and tax purposes in different periods. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

    Under the Tax Reform Act of 1986, the amounts of and benefits from the Company's net operating loss carryforwards are limited due to a cumulative ownership change that occurred over a three-year period. However, based upon preliminary estimates, management believes that the effect of such limitation will not have a material adverse effect on its financial condition or results of operations.

5.  SHORT-TERM AND LONG-TERM DEBT

    In December 1998, the Company entered into a $4,500,000 credit agreement with a bank. Pursuant to such agreement, at March 31, 1999, the Company had borrowed $500,000 to finance certain equipment. The interest rate on this borrowing is prime plus 1.25% and principal and interest are due over 48 months from the date of the loan. The remaining $4,000,000 under this credit facility, which expires in December 1999, is available to the Company based upon accounts receivable and purchase orders. The interest rate on this portion of the credit facility is prime plus 1.0%. At March 31, 1999, the prime rate was 7.75%. At March 31, 1999, $4,000,000 was advanced under this portion of the agreement. The credit agreement requires the Company to maintain certain financial ratios and covenants including a minimum cash balance of $4,000,000 and a debt to net worth ratio of 1.90 to 1.0. The leader has a security interest in all of the Company's assets, excluding intellectual property.

                       PHARMAPRINT INC. AND SUBSIDIARIES

5.  SHORT-TERM AND LONG-TERM DEBT (CONTINUED)
    The scheduled repayment of the equipment loan is as follows:

YEAR ENDING MARCH 31,                                                                 AMOUNT
----------------------------------------------------------------------------------  ----------
2000..............................................................................  $  107,143
2001..............................................................................     142,857
2002..............................................................................     142,857
2003..............................................................................     107,143
                                                                                    ----------
                                                                                    $  500,000
                                                                                    ----------
                                                                                    ----------

6.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

    The Company has a $10,000,000 purchase commitment, expiring in December 2000, with a vendor to purchase raw materials to be used for one herbal product and to provide processing services for an additional herbal product. These agreements are terminable by the Company in certain circumstances, including termination of the AHP agreements. The product and service commitments are used by the Company to meet its obligations under the AHP agreements. As of March 31, 1999, the Company had spent $3,338,000 pursuant to these agreements.

    In June 1998, the Company entered into a three-year service agreement with a vendor. Under the terms of the agreement, effective July 1, 1998, the vendor will provide certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company is committed to reimburse the vendor a minimum of $300,000 per quarter. The Company is also subject to the following termination fees: (i) $700,000 if the agreement is terminated within 6 to 12 months of its effective date; (ii) $200,000 if the agreement is terminated within 12 to 24 months of its effective date and (iii) $100,000 if the agreement is terminated after 24 months of its effective date.

LEASE

    The Company leases its corporate headquarters and certain equipment under operating leases that expire through December 2003. Lease expense was approximately $434,000, $186,000 and $86,000 for the years ended March 31, 1999, 1998 and 1997, respectively. At March 31, 1999, future minimum lease payments under the noncancelable operating leases are as follows:

YEAR ENDING MARCH 31,                                                                AMOUNT
--------------------------------------------------------------------------------  ------------
2000............................................................................  $    853,000
2001............................................................................       862,000
2002............................................................................       872,000
2003............................................................................       698,000
2004............................................................................       202,000
                                                                                  ------------
                                                                                  $  3,487,000
                                                                                  ------------
                                                                                  ------------

EMPLOYMENT AGREEMENTS

    At March 31, 1999, the Company had employment agreements with its Chief Executive Officer and its Chief Scientific Officer effective September 1, 1997 and its President effective October 1, 1997. The

                       PHARMAPRINT INC. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES (CONTINUED) employment agreements have three-year terms and provide for annual base salaries in the aggregate of $642,000, plus certain benefits. The employment agreements provide for 12 months severance compensation in certain cases of termination, as defined in each employment agreement.

    At March 31, 1999, the Company had employment agreements with five other officers that provide for base salaries in the aggregate of $900,000. The employment agreements were effective at various dates throughout the year and have three-year terms. The employment agreements provide for severance compensation of three to six months in certain cases of termination, as defined in each employment agreement.

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

7.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

    The Company's Board of Directors is authorized, subject to applicable law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix or alter the rights, preferences, privileges and restrictions, including voting, conversion, liquidation, dividend and redemption of the shares of each wholly unissued series and any restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without further action of the shareholders. As of March 31, 1998, the Company has not issued any of the 1,000,000 shares of authorized preferred stock. However, in June 1999, the Company issued 10,000 shares of preferred stock (see Note 9).

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

                       PHARMAPRINT INC. AND SUBSIDIARIES

7.  SHAREHOLDERS' EQUITY (CONTINUED)
    In April 1996, the Company sold 97,995 shares of its common stock at $2.40 per share in a private placement. From the sale, the Company received net proceeds of approximately $185,000, net of fees and repurchased shares.

    In July 1996, the Company's Board of Directors approved a 1.04045 for 1 stock split of the Company's common stock. All references in the accompanying financial statements to the number of shares and per share amounts, unless otherwise noted, have been restated to reflect the effect of this action.

    In August 1996, the Company completed an offering (the "Initial Offering") of 3,000,000 shares of its common stock at $5.00 per share. The net proceeds from the Initial Offering were approximately $12,700,000.

    During the fiscal year ended March 31, 1997, Dr. Khwaja, the Company's then Chairman and a significant stockholder, agreed to transfer 125,000 shares of his common stock to third parties. As a result of this transfer, compensation expense of approximately $648,000 was recorded and included in general and administrative expense during the year ended March 31, 1997.

    In May 1997, the Company's Board of Directors approved an increase in the number of authorized shares of common stock from 19,000,000 to 24,000,000; such increase was approved by the Company's stockholders in August 1997.

    In November 1997, a stockholder exercised his outstanding warrant in a cashless transaction. As a result, the Company issued 48,482 shares of common stock.

    In February 1998, the Company completed a public offering (the "1998 Offering") of 2,587,500 shares of its common stock at $10.50 per share. The net proceeds from the 1998 Offering were approximately $24,400,000.

1995 STOCK OPTION PLAN

    On April 14, 1995, the Company adopted the 1995 Stock Option Plan, as Amended (the "1995 Plan"), pursuant to which directors, officers, key employees, consultants, scientific advisors and other personnel working directly with the Company are eligible to receive stock options as defined in the 1995 Plan. The 1995 Plan is administered by a designated committee (the "Committee") of the Board of Directors, which is empowered to determine the terms and conditions of each option, as defined by the 1995 Plan. The Company can grant either nonqualified or incentive stock options, as defined, under the 1995 Plan that vest as determined by the Committee. The Company and its stockholders have approved 2,900,000 shares of common stock available for issuance under the 1995 Plan. The 1995 Plan, unless terminated sooner by the Board of Directors, will terminate on April 14, 2005.

                       PHARMAPRINT INC. AND SUBSIDIARIES

7.  SHAREHOLDERS' EQUITY (CONTINUED)

    Option activity from adoption of the 1995 Plan for the years indicated below is as follows:

                                                                       YEAR ENDED MARCH 31,
                                             -------------------------------------------------------------------------
                                                      1999                     1998                     1997
                                             -----------------------  -----------------------  -----------------------
                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                                           AVERAGE                  AVERAGE                  AVERAGE
                                              OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                             ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year...........   2,031,304   $    5.39      782,078   $    3.11      997,097   $    0.96
  Granted..................................     299,500   $   10.22    1,148,500   $    7.00      409,251   $    5.08
  Exercised................................    (242,484)  $    1.74       (5,202)  $    0.96           --   $      --
  Cancelled................................     (72,500)  $   15.96      (13,872)  $    0.96     (624,270)  $    0.96
  Forfeited................................     (95,727)  $    5.58      (22,000)  $    6.97           --   $      --
  Non-plan options incorporated............          --   $      --      141,800   $    4.60           --   $      --
                                             ----------               ----------               ----------
Outstanding at end of year.................   1,920,093   $    6.20    2,031,304   $    5.39      782,078   $    3.11
                                             ----------               ----------               ----------
                                             ----------               ----------               ----------
Exercisable at end of year.................   1,585,773   $    6.13    1,440,321   $    4.58      577,566   $    2.37
                                             ----------               ----------               ----------
                                             ----------               ----------               ----------

    The 1,920,093 options to purchase common stock outstanding at March 31, 1999, have exercise prices between $0.96 and $13.63 and a weighted average remaining option period of approximately 7.4 years.

    During the year ended March 31, 1997, the Company granted to consultants options to purchase 86,800 shares of common stock at the fair market value on the date of grant. Of such grants, 10,000 options were granted under the 1995 Plan and vested immediately and 76,800 options were granted outside the 1995 Plan (see below) and vest over two years. In accordance with SFAS No. 123, the Company recorded compensation expense of approximately $100,000 during fiscal 1997 and $120,000 during fiscal 1998. Additionally, the Company recorded approximately $54,000 as deferred compensation relating to the 76,800 options at March 31, 1998, such amount was amortized during the year ended March 31, 1999.

    During the year ended March 31, 1997, the Company granted options outside of the 1995 Plan to purchase 141,800 shares of common stock, at the fair market value on the date of grant. Additionally, the Company's then Chairman of the Board of Directors and a majority shareholder, granted certain individuals options to purchase 430,000 shares of his common stock at the fair market value on the date of grant. All of the aforementioned options are included in the Company's pro forma calculation (see below) pursuant to SFAS No 123, with the exception of options to purchase 76,800 shares of common stock, which are recorded as compensation expense as discussed previously. During the year ended March 31, 1998 the 141,800 options to purchase common stock were included in the 1995 Plan and are reflected in the table above.

    During the year ended March 31, 1998 the Company granted to a consultant, options to purchase 30,000 shares of common stock at the fair market value on the date of grant. All of the options vested during fiscal 1998. The Company recorded approximately $112,000 of stock compensation expense during the year ended March 31, 1998.

    During the year ended March 31, 1999 the Company granted outside of the 1995 Plan, to consultants, options to purchase 149,000 shares of common stock at the fair market value on the date of grant. Of this amount, 74,000 shares vest over one year and 75,000 shares vest over two years. In accordance with SFAS No. 123, the Company recorded compensation expense of approximately $469,000 during fiscal 1999.

                       PHARMAPRINT INC. AND SUBSIDIARIES

7.  SHAREHOLDERS' EQUITY (CONTINUED)
Additionally, the Company has recorded approximately $322,000 as deferred compensation relating to the 149,000 options at March 31, 1999, such amount to be amortized over the remaining vesting periods.

    Had compensation expense been determined under the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                          YEAR ENDED MARCH 31,
                                ----------------------------------------
                                    1999          1998          1997
                                ------------  ------------  ------------
NET LOSS
  As reported.................  $(14,782,860) $(18,115,402) $(11,232,852)
  Pro forma...................  $(17,303,387) $(20,079,365) $(12,183,608)
LOSS PER SHARE
  As reported.................  $      (1.08) $      (1.59) $      (1.15)
  Pro forma...................  $      (1.27) $      (1.77) $      (1.25)

    The weighted average fair value of options granted was $6.03, $3.96 and $2.65 for the years ended March 31, 1999, 1998 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1999, 1998 and 1997, respectively: weighted average risk free interest rates of 4.87%, 6.36% and 5.67%; expected dividend yields of 0% for each year; expected lives of 5, 5 and 4 years; and expected volatility of approximately 65%, 58% and 65%.

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

    The common stock options granted to Mr. Friedman and the common stock issued to D-RAM were subject to cancellation if the Company did not raise a minimum amount of proceeds in the Initial Offering prior to August 16, 1997, as defined. In addition, the options granted to Mr. Friedman were to be canceled on August 20, 2001, unless prior to that date: (i) the Company received approval of the FDA for the public sale of any pharmaceutical product; (ii) the Company consummated a merger or other transaction or the Company sold substantially all of its assets; (iii) the Company generated net pretax earnings of $0.50 per share for two consecutive years, as defined; or (iv) certain shares of common stock of each of Mr. Friedman and Dr. Khwaja, the sale of which was restricted until August 14, 2001 pursuant to a lock-up agreement with the underwriter of the Offering, were released from such lock-up agreement.

    In May 1996, the Shareholders' Agreement was revised and the stock options to purchase 712,708 shares of common stock granted to Mr. Friedman were canceled and the Company issued 712,708 shares of common stock to Mr. Friedman subject to the same conditions as the aforementioned options to purchase common stock.

                       PHARMAPRINT INC. AND SUBSIDIARIES

7.  SHAREHOLDERS' EQUITY (CONTINUED)
    In August 1996, due to the successful completion of the Initial Offering, the conditions placed upon the common stock issued to D-RAM were met and thus the Company recorded $3,000,000 of compensation expense in the accompanying consolidated statement of operations for the year ended March 31, 1997, based upon the estimated fair market value of the stock at the time the conditions were met.

    In September 1997, the underwriter of the Company's Initial Offering agreed to release Mr. Friedman from the lock-up agreement discussed above and thereby accelerated the vesting. Accordingly, the Company recorded approximately $3,564,000 of stock compensation expense during the fiscal year ended March 31, 1998.

WARRANTS

    At March 31, 1999, the underwriter of the Initial Offering had a warrant outstanding for the purchase of 300,000 shares of common stock at a purchase price of $5.50 per share. The warrant is exercisable through August 2001.

    At March 31, 1999, the underwriter of the 1998 Offering had a warrant outstanding for the purchase of 112,500 shares of common stock at a purchase price of $12.60. The warrant is exercisable for a period of four years commencing one year after the effective date of the 1998 Offering.

8.  RELATED-PARTY TRANSACTIONS

    Advanced Bioresearch Associates ("ABA") is a clinical research organization that provided FDA strategic consulting and professional services and provides guidance to the Company in connection with various clinical, scientific and regulatory matters. ABA has offices in San Diego and San Francisco, California and Washington, D.C. Mr. Howard R. Asher, a member of the Company's Board of Directors from August 1996 through June 1998, is the President and Chief Executive Officer and a controlling shareholder of ABA. The Company incurred approximately $1,286,000, $1,889,000 and $1,069,000 of research and development expenses relating to the services provided by ABA for the years ended March 31, 1999, 1998 and 1997, respectively. Management believes that all amounts paid to ABA are fair and reasonable and are on terms similar to those available with non-affiliated parties. During the year ended March 31, 1999, the Company ceased using the services of ABA.

    During the years ended March 31, 1998 and 1997, the Company utilized the services of Mr. Phillip G. Trad, a member of the Company's Board of Directors, for various legal and business development matters. The Company incurred approximately $121,000 and $50,000 of general and administrative expenses for the years ended March 31, 1998 and 1997, respectively relating to the services provided by Mr. Trad. In November 1997, Mr. Trad became an employee of the Company.

9.  SUBSEQUENT EVENTS

    On June 4, 1999, the Company completed a $10 million private placement (the "Private Placement") of Series A Convertible Preferred Stock ("Series A Preferred Stock") with RGC International Investors, LDC (the "Investor"). The Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $8.55 (120% of the average closing bid price of the Company's common stock for the three trading days prior to the execution of definitive documentation on June 4, 1999), upon the terms and subject to the conditions set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. Subject to a limit on the total number of shares of Common Stock

                       PHARMAPRINT INC. AND SUBSIDIARIES

9.  SUBSEQUENT EVENTS (CONTINUED)
issuable upon conversion of the Series A Preferred Stock, after October 4, 1999, the conversion price may be reduced to a price equal to 100% of a measure of the market price of the common stock at the time of conversion. The Company has the option to redeem the Series A Preferred Stock on and after that date which is 12 months after the registration statement registering with the Securities and Exchange Commission the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock is declared effective. In order to effect such a redemption the average closing bid price of the Common Stock for the ten consecutive trading days prior to the notice of redemption must be less than $4.8125. The redemption price of each share of Series A Preferred Stock in such case will be 115% of the state value ($1000) plus 6.0% of the stated value per year the Series A Preferred Stock is outstanding. The Preferred Stock is also redeemable at the option of holder under certain items of default by the Company. The Series A Preferred Stock has a yield of six percent, payable at the time of conversion in shares of the Company's common stock. In connection with the Private Placement, the Company granted the Investor registration rights which obligate the Company to register the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 QUARTER
                                                        ----------------------------------------------------------
                                                            FIRST         SECOND          THIRD         FOURTH
                                                        -------------  -------------  -------------  -------------
Fiscal year ended March 31, 1999:
  Manufacturing revenues..............................  $     225,956  $   4,036,215  $   4,378,624  $   6,148,269
  Licensing and development fees......................             --             --      7,500,000             --
  Gross profit........................................         51,689        757,323      8,333,433        891,126
  Net (loss) income...................................     (4,428,579)    (8,041,539)     2,661,284     (4,974,026)
  Basic net (loss) income per common share............          (0.32)         (0.59)          0.19          (0.36)
  Diluted net (loss) income per common share..........          (0.32)         (0.59)          0.18          (0.36)

Fiscal year ended March 31, 1998:
  Revenue.............................................  $          --  $          --  $          --  $          --
  Licensing and development fees......................             --             --             --             --
  Gross profit........................................             --             --             --             --
  Net loss............................................     (1,833,804     (6,370,850)    (4,254,972)    (5,655,776)
  Basic net (loss) income per common share............          (0.17)         (0.58)         (0.39)         (0.45)
  Diluted net (loss) income per common share..........          (0.17)         (0.58)         (0.39)         (0.45)

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PHARMAPRINT INC.

    Information on directors and executive officers is herein incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to July 29, 1999 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    Information on executive compensation is incorporated herein by reference from the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  Exhibits

NUMBER DESCRIPTION
------ --------------------------------------------------------------------------
 2.1(1) Certificate of Ownership and Merger
 3.1(1) Amended and Restated Articles of Incorporation of the Company
 3.2(1) Bylaws of the Company as amended to date
 4.1(2) Form of Common Stock certificate
 4.2(3) Certificate of Designations, Preferences and Rights of Series A
         Convertible Preferred Stock
10.1(4) 1995 Stock Option Plan, as amended, and Form of Incentive Stock Option
         Agreement
10.2(4) Form of Non-Qualified Stock Option Agreement
10.3(5) Elliot P. Friedman Employment Agreement
10.4(5) Tasneem A. Khwaja Employment Agreement
10.5(5) Robert Burgess Employment Agreement
10.6(1) Form of Confidentiality Agreement
10.7(6) Lease dated November 13, 1998 for Company's headquarter facility
10.8(2) License Agreement dated March 1, 1995 between the Company and USC, as amended, and related Registration Rights Agreement and Stock Waiver
10.9(1) Second Amendment to USC License Agreement
10.10(2) Registration Rights Agreement with D-RAM Industries PTY, Ltd.
10.11(2) Registration Rights Agreement with JadiJo, Inc.
10.12(4) Warrant Agreement between the Company and M.H. Meyerson & Co., Inc.
10.13(1) American Home Products License Agreement (U.S.)
10.14(1) American Home Products License Agreement (Foreign)
10.15(1) American Home Products Supply Agreement
10.16(5) Herbal Products Supply Agreement with Hauser, Inc.
10.17(5) Master Service Agreement with Hauser, Inc.
10.18(5) Saw Palmetto Supply Agreement with Hauser, Inc.
10.19(5) Form of Warrant Agreement between the Company and CIBC Oppenheimer Corp.
10.20(3) Securities Purchase Agreement, dated as of June 4, 1999, between the
         Company and RGC International Investors, LDC
10.21(3) Registration Rights Agreement, dated as of June 4, 1999, between the
         Company and RGC International Investors, LDC
10.22(6) Silicon Valley Bank Loan and Security Agreement
10.23(6) Varilease Corporation Manufacturing Equipment Lease Agreement
21.1(7) List of Subsidiaries
27.1(7) Financial Data Schedule

------------------------

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the six months ended September 30, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-4912-LA).

(3) Incorporated by reference to the Company's 8-K dated June 11, 1999.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-41129).

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the nine months ended December 31, 1998.

(7) Filed herewith.

    (b) There were no reports on Form 8-K filed by the Issuer during the fourth quarter of the fiscal year ended March 31, 1999

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PHARMAPRINT INC.

                                By:            /s/ ELLIOT P. FRIEDMAN
                                     -----------------------------------------
                                                 Elliot P. Friedman
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                              CHIEF EXECUTIVE OFFICER
Date: June 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME AND SIGNATURE                  TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
    /s/ ELLIOT P. FRIEDMAN        Directors and Chief
------------------------------    Executive Officer            June 29, 1999
      Elliot P. Friedman          (Principal Executive
                                  Officer)

                                Senior Vice President and
     /s/ JAMES R. WODACH          Chief Financial Officer
------------------------------    (Principal Accounting        June 29, 1999
       James R. Wodach            Officer)

     /s/ PHILLIP G. TRAD        Senior Vice President,
------------------------------    General Counsel and          June 29, 1999
       Phillip G. Trad            Director

      /s/ JOHN H. ABELES
------------------------------  Director                       June 29, 1999
        John H. Abeles

     /s/ ERINCH R. OZADA
------------------------------  Director                       June 29, 1999
       Erinch R. Ozada

       /s/ NATHAN TROUM
------------------------------  Director                       June 29, 1999
      Nathan Troum, M.D.