Form 10-Q
period 1999-06-30
PHARMAPRINT INC
filed 1999-08-16
CIK 935155

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

     / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM                 TO               .
                                           ---------------   ---------------

                        Commission File Number 000-21141

                                PHARMAPRINT INC.
           (Name of small business issuer as specified in its charter)

              DELAWARE                                   33-0640125
   (State or other jurisdiction of          (I.R.S. employer identification no.)
    incorporation or organization)

2600 MICHELSON, SUITE 1600, IRVINE,
            CALIFORNIA                                     92612
(Address of principal executive offices)                 (Zip code)

        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 794-7778


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  Number of shares outstanding as of August 16, 1999: Common Stock: 13,889,918

                            Total number of pages: 15

                       PHARMAPRINT INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page

FACING SHEET ..............................................................   1
INDEX......................................................................   2
PART I.      FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Balance Sheets as of June 30, 1999
             (unaudited) and March 31, 1999................................   3
             Condensed Consolidated Statements of Operations for the
             three months ended June 30, 1999 and 1998 (unaudited).........   4
             Condensed Consolidated Statements of Cash Flows for the three
             months ended June 30, 1999 and 1998 (unaudited)...............   5
             Notes to Condensed Consolidated Financial
             Statements (unaudited) .......................................   6
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   9
     Item 3. Quantitative and Qualitative Disclosures About Market Risk....  13

PART II.      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................  14

SIGNATURES  ...............................................................  15

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

     The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in the Company's March 31, 1999 Annual Report on Form 10-K, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: changes in the Company's relationship with American Home Products Corporation ("AHP"), cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence on third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition, future capital needs of the Company, control by existing shareholders and general economic and business conditions.
     PHARMAPRINT-TM- IS A TRADEMARK OF THE COMPANY AND CENTRUM-Registered Trademark-IS A REGISTERED TRADEMARK OF AHP.

                        PHARMAPRINT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30, 1999        March 31, 1999
                                                                                  --------------       --------------
                                     ASSETS                                        (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .............................................        $  7,147,942         $  2,299,959
     Accounts receivable ...................................................           5,108,313            5,223,483
     Inventories ...........................................................          10,806,500           13,478,116
     Other current assets ..................................................             978,576              998,088
                                                                                  --------------       --------------
         Total current assets ..............................................          24,041,331           21,999,646

FIXED ASSETS, net ..........................................................           1,198,415            1,056,192
OTHER ASSETS, net of accumulated  amortization of $137,509 and $148,237,
     at June 30, 1999 and March 31, 1999, respectively .....................             639,110              464,685
                                                                                  --------------       --------------

         Total assets ......................................................        $ 25,878,856         $ 23,520,523
                                                                                  --------------       --------------
                                                                                  --------------       --------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ......................................................        $ 10,449,272         $ 14,644,023
     Accrued expenses ......................................................             450,207              415,394
     Short-term debt and current portion of long-term debt .................           3,595,902            4,107,143
                                                                                  --------------       --------------

         Total current liabilities .........................................          14,495,381           19,166,560
                                                                                  --------------       --------------

LONG-TERM DEBT .............................................................             345,238              392,857
                                                                                  --------------       --------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, $.001 par value - 1,000,000 shares authorized, 10,000 shares issued and outstanding as of June 30,
     1999 and no shares as of March 31, 1999 ...............................          10,004,972                   --
                                                                                  --------------       --------------

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value - 24,000,000 shares authorized,
         13,889,918 shares issued and outstanding as of June 30, 1999
         and 13,883,668 as of March 31, 1999 ...............................              13,890               13,884
     Additional paid-in capital common .....................................          50,382,775           50,228,220
     Deferred compensation .................................................             (84,837)            (321,691)
     Accumulated deficit ...................................................         (49,278,563)         (45,959,307)
                                                                                  --------------       --------------
         Total stockholders' equity ........................................           1,033,265            3,961,106
                                                                                  --------------       --------------
         Total liabilities and stockholders' equity ........................        $ 25,878,856         $ 23,520,523
                                                                                  --------------       --------------
                                                                                  --------------       --------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended June 30,
                                                     ------------------------------------------
                                                          1999                      1998
                                                     ----------------         -----------------
                                                                    (Unaudited)
REVENUES ....................................        $      5,409,618         $        225,956
COST OF SALES ...............................               4,769,717                  174,267
                                                     ----------------         ----------------
GROSS PROFIT ................................                 639,901                   51,689
                                                     ----------------         ----------------

OPERATING EXPENSES:
     Research and development ...............               2,144,722                3,302,679
     General and administrative .............               1,577,256                1,147,589
     Stock compensation .....................                 194,439                   30,000
                                                     ----------------         ----------------
         Total operating expenses ...........               3,916,417                4,480,268
                                                     ----------------         ----------------
NET LOSS ....................................        $     (3,276,516)        $     (4,428,579)
                                                     ----------------         ----------------
                                                     ----------------         ----------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
     Net loss ...............................        $     (3,276,516)        $     (4,428,579)
     Less convertible preferred stock
     dividend-in-kind .......................                 (42,740)                     --
                                                     ----------------         ----------------
     Loss attributable to common stockholders        $     (3,319,256)        $     (4,428,579)
                                                     ----------------         ----------------
                                                     ----------------         ----------------

BASIC/DILUTED LOSS PER COMMON SHARE .........        $          (0.24)        $          (0.32)
                                                     ----------------         ----------------
                                                     ----------------         ----------------
BASIC/DILUTED WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING ............................              13,889,204               13,644,271
                                                     ----------------         ----------------
                                                     ----------------         ----------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended June 30,
                                                          ---------------------------------
                                                              1999                 1998
                                                          ------------         ------------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................        $ (3,276,516)        $ (4,428,579)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation expense ...........................              57,802               31,219
  Amortization expense ...........................              48,209               13,745
  Options issued for services ....................             194,439               30,000
  Changes in assets and liabilities:
  Decrease (increase) in accounts receivable .....             115,170             (225,956)
  Decrease (increase) in inventories .............           2,671,616           (1,923,745)
  Decrease (increase) in other current assets ....              19,512             (151,015)
  Increase in other assets .......................            (222,634)             (10,455)
  Increase in accounts payable and accrued
  expenses .......................................          (4,159,938)          (1,896,964)
                                                          ------------         ------------
  Net cash used in operating activities ..........          (4,552,340)          (8,561,750)
                                                          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets .......................            (200,025)             (29,979)
                                                          ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of redeemable
  preferred stock ................................           9,962,232                   --
  Donated capital and net proceeds from
  exercise of common stock options ...............             196,976                9,989
  Repayment of notes short-term and long-term
  debt ...........................................            (558,860)                  --
                                                          ------------         ------------
  Net cash provided by financing activities ......           9,600,348                9,989
                                                          ------------         ------------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS ......................................           4,847,983           (8,581,740)
CASH AND CASH EQUIVALENTS, beginning of period ...           2,299,959           21,557,916
                                                          ------------         ------------
CASH AND CASH EQUIVALENTS, end of period .........        $  7,147,942         $ 12,976,176
                                                          ------------         ------------
                                                          ------------         ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for interest .........        $     88,008         $      5,014
                                                          ------------         ------------
                                                          ------------         ------------


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the PharmaPrint Inc. Annual Report on Form 10-K for the year ended March 31, 1999.

     In the opinion of the Company, all material adjustments (consisting of normal recurring items) considered necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

2.   RISK FACTORS

     During the year ended March 31, 1999, the Company substantially completed the development of certain products for AHP ("the AHP Products") and commenced significant manufacture and delivery of such products pursuant to a supply agreement with AHP. Prior to that time, the Company engaged primarily in research and development activities and reported as a development stage company. Since inception (September 15, 1994) the Company has incurred significant losses. The Company's future ability to generate revenues in excess of its expenses is dependent upon many factors including its ability to obtain patent coverage sufficient enough to obtain royalties from AHP, future sales of the AHP Products and other products and manufacturing and research and development expenses.

     The Company's future capital requirements will depend on many factors, including but not limited to: changes in the Company's relationship with AHP, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence of third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition. The Company believes that its current capital resources along with a recently completed preferred stock financing will enable it to maintain its current and planned operations for at least the next 9 months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

     Inventories are stated at the lower of cost (determined on a specific identification method) or market and consisted of the following:

Caption>
                                                           June 30, 1999             March 31, 1999
                                                         ---------------------     --------------------
              Raw materials                                   $ 1,560,853              $ 5,095,645
              Work-in-process                                   9,245,647                8,382,471
                                                         ---------------------     --------------------

              Total inventories                               $10,806,500              $13,478,116
                                                         ---------------------     --------------------
                                                         ---------------------     --------------------

FIXED ASSETS

     Fixed assets are stated at cost and consisted of the following:

                                                           June 30, 1999             March 31, 1999
                                                         ---------------------     --------------------
              Equipment                                       $  1,290,680           $   1,090,655
              Furniture                                            202,781                 202,781
              Less accumulated depreciation                       (295,046)               (237,244)
                                                         ---------------------     --------------------
                                                              $  1,198,415           $   1,056,192
                                                         ---------------------     --------------------
                                                         ---------------------     --------------------

     Depreciation is provided using the straight-line method over the estimated useful life for equipment of three to ten years and furniture for five years.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred. For the three months ended June 30, 1999, the Company included in research and development approximately $907,000 of production costs incurred in the manufacturing of salable products.

LOSS PER SHARE

     During fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share." As required pursuant to SFAS No. 128, basic loss per share is computed based on the weighted average number of common shares outstanding for the period. Diluted loss per share is computed assuming dilution from stock options, warrants and Convertible Preferred Stock. The Company excluded all outstanding stock options, warrants and Convertible Preferred Stock from the diluted computation, as their effect is antidulutive.

4.   COMMITMENTS AND CONTINGENCIES

     The Company has a $10,000,000 purchase commitment, expiring in December 2000, with a vendor to purchase raw materials to be used for one herbal product and to provide processing services for an additional herbal product. These agreements are terminable by the Company in certain circumstances, including termination of certain AHP agreements. The product and service commitments are used by the Company to meet its obligations under an AHP supply agreement. As of June 30, 1999, the Company had spent $3,338,000 pursuant to these agreements.

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

5.   REDEEMABLE PREFERRED STOCK

     On June 4, 1999, the Company completed a $10 million private placement (the "Private Placement") of Series A Convertible Preferred Stock ("Series A Preferred Stock") with RGC International Investors, LDC (the "Investor"). The Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $8.55 (120% of the average closing bid price of the Company's common stock for the three trading days prior to the execution of definitive documentation on June 4, 1999), upon the terms and subject to the conditions set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. Subject to a limit on the total number of shares of common stock issuable upon conversion of the Series A Preferred Stock, after October 4, 1999, the conversion price may be reduced to a price equal to 100% of a measure of the market price of the common stock at the time of conversion. The Company has the option to redeem the Series A Preferred Stock on or after July 29, 2000. In order to effect such a redemption, the average closing bid price of the common stock for the ten consecutive trading days prior to the notice of redemption must be less than $4.8125. The redemption price of each share of Series A Preferred Stock in such case will be 115% of the stated value ($1,000) plus 6.0% of the stated value per year the Series A Preferred Stock is outstanding. The Series A Preferred Stock has a yield of six percent, payable at the time of conversion in shares of the Company's common stock. The Series A Preferred Stock does not otherwise bear dividends. In connection with the Private Placement, the Company granted the Investor registration rights which obligate the Company to register the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock. Other than as provided under the Delaware General Corporation Law, the holders of Series A Preferred Stock have no rights to vote on matters presented to the Corporation's stockholders. Upon the occurrence of certain liquidation events, the holders of Series A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to the Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. The Preferred Stock is also redeemable at the option of holder if the following items of default occur: the Company fails to issue common shares to the holders of the Preferred Stock; the Company makes an assignment for the benefit of creditors; bankruptcy, insolvency, reorganization or liquidation proceedings are commenced; the Company fails to maintain the listing of its Common Stock on Nasdaq National Market, Nasdaq SmallCap Market, American Stock Exchange or the New York Stock Exchange; if the registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock is not effective for certain specified periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In October 1997, the Company entered into several agreements with AHP whereby the Company is applying its PharmaPrint-TM- Process to produce a line of high quality herbal dietary supplement products currently marketed by AHP under the Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreements, AHP paid the Company $2,500,000 as an up-front licensing fee and is required to pay an additional fee of $500,000 upon the issuance of a patent containing claims covering the PharmaPrint-TM- Process. Additionally, AHP has agreed to spend annually at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures in each of the first two years following initial product launch. AHP has also agreed to purchase the AHP Products from the Company under a supply agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis, AHP will pay royalties to the Company on net sales of such patented AHP products of 4% in the first year and 6% thereafter. AHP commenced marketing PharmaPrint's six herbal dietary supplement products (echinacea, garlic, ginseng, ginkgo biloba, saw palmetto and St. John's wort) in October 1998. In November 1998, AHP and PharmaPrint entered into an agreement whereby AHP paid PharmaPrint $5,000,000 as reimbursement for certain development and production costs and increased the per unit amount to be paid by AHP to PharmaPrint for the AHP Products delivered or to be delivered prior to February 28, 1999. In April 1999, AHP and PharmaPrint entered into an additional agreement that extended the per unit cost increase paid by AHP to PharmaPrint for AHP Products delivered or to be delivered from March 1, 1999 through July 31, 1999. AHP and PharmaPrint are currently negotiating a permanent increase to the per unit increase. If an agreement is not reached, effective August 1, 1999, the prices at which AHP purchases products from PharmaPrint, with certain limited exceptions, will revert to the prices agreed upon in the AHP agreements based upon the manufacturing specifications agreed upon in the AHP agreements. Such prices will remain fixed until October 2000. Accordingly, increases in material or production costs, without a corresponding increase in the price AHP pays PharmaPrint, will reduce the profitability to PharmaPrint of the AHP supply agreements.

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

     The Company also has commenced research efforts on soy, a product classified as a functional food.

     During the three months ended September 30, 1998, the Company substantially completed the development of the AHP Products and commenced significant manufacture and delivery of such products pursuant to the supply agreement. Prior to that time, the Company engaged primarily in research and development activities and reported as a development stage company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999

     Revenue for the three months ended June 30, 1999, was $5,410,000 compared to $226,000 for the three months ended June 30, 1998. Cost of sales for the three months ended June 30, 1999, were $4,770,000 compared to $174,000 for the three months ended June 30, 1998. Revenue and cost of sales in both periods were derived from the manufacturing of products for sale to AHP. The increases in revenue and cost of sales are a result of greater deliveries of product to AHP pursuant to a supply agreement.

     Research and development expenses for the three months ended June 30, 1999, decreased $1,158,000, or 35.1%, to $2,145,000 from $3,303,000 for the three months ended June 30, 1998. The decrease was primarily attributable to the timing of clinical trials, the completion of an animal toxicology program, and decreased development efforts related to the Company's dietary supplement products as a result of the Company's completion of the development of the AHP Products.

     General and administrative expensed for the three months ended June 30, 1999, increased $430,000, or 37.5%, to $1,577,000 from $1,148,000 for the three months ended June 30, 1998. The increase was primarily attributable to additional staff, Company marketing efforts, increased equipment lease costs, and increased depreciation and amortization expenses.

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

     On June 4, 1999, the Company completed a $10 million private placement (the "Private Placement") of Series A Convertible Preferred Stock ("Series A Preferred Stock") with RGC International Investors, LDC (the "Investor"). The Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $8.55 (120% of the average closing bid price of the Company's common stock for the three trading days prior to the execution of definitive documentation on June 4, 1999), upon the terms and subject to the conditions set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. Subject to a limit on the total number of shares of common stock issuable upon conversion of the Series A Preferred Stock, after October 4, 1999, the conversion price may be reduced to a price equal to 100% of a measure of the market price of the common stock at the time of conversion. The Company has the option to redeem the Series A Preferred Stock on or after July 29, 2000. In order to effect such a redemption, the average closing bid price of the common stock for the ten consecutive trading days prior to the notice of redemption must be less than $4.8125. The redemption price of each share of Series A Preferred Stock in such case will be 115% of the stated value ($1,000) plus 6.0% of the stated value per year the Series A Preferred Stock is outstanding. The Series A Preferred Stock has a yield of six percent, payable at the time of conversion in shares of the Company's common stock. The Series A Preferred Stock does not otherwise bear dividends. In connection with the Private Placement, the Company granted the Investor registration rights which obligate the Company to register the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock. Other than as provided under the Delaware General Corporation Law, the holders of Series A Preferred Stock have no rights to vote on matters presented to the Corporation's stockholders. Upon the occurrence of certain liquidation events, the holders of Series A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to the Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. The Preferred Stock is also redeemable at the option of holder if the following items of default occur: the Company fails to issue common shares to the holders of the Preferred Stock; the Company makes an assignment for the benefit of creditors; bankruptcy, insolvency, reorganization or liquidation proceedings are commenced; the Company fails to maintain the listing of its Common Stock on Nasdaq National Market, Nasdaq SmallCap Market, American Stock Exchange or the New York Stock Exchange; if the registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock is not effective for certain specified periods.

     As of June 30, 1999, the Company's staff of full-time employees and consultants was 28.

     The Company has a $10,000,000 purchase commitment, expiring in December 2000, with a vendor to purchase raw materials to be used for one herbal product and to provide processing services for an additional herbal product. These agreements are terminable by the Company in certain circumstances, including termination of certain AHP agreements. The product and service commitments are used by the Company to meet its obligations under an AHP supply agreement. As of June 30, 1999, the Company had spent $3,338,000 pursuant to these agreements.

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

     The Company decreased its inventories to approximately $10,807,000 at June 30, 1999 from approximately $13,478,000 at March 31, 1999. This decrease was primarily attributable to the Company having sufficient inventory on hand to supply AHP with product deliveries during the three months ended June 30, 1999.

     In December 1998, the Company entered into a $4,500,000 credit agreement with a bank. Pursuant to such agreement, at March 31, 1999, the Company had borrowed $500,000 to finance certain equipment. The interest rate on this borrowing is prime plus 1.25% and principal and interest are due over 48 months from the date of the loan. At June 30, 1999, the balance of this loan was $488,095. The remaining $4,000,000 under this credit facility, which expires in December 1999, is available to the Company based upon accounts receivable and purchase orders. The interest rate on this portion of the credit facility is prime plus 1.0%. At March 31, 1999, the prime rate was 7.75%. At June 30, 1999, $3,453,045 was advanced under this portion of the agreement. The credit agreement requires the Company to maintain certain financial ratios and covenants including a minimum cash balance of $4,000,000 and a debt to net worth ratio of 1.90 to 1.0. The Lender has a security interest in all of the Company's assets, excluding intellectual property.

     The Company's future capital requirements will depend on many factors, including but not limited to: changes in the Company's relationship with AHP, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence of third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition. The Company believes that its current capital resources along with a recently completed preferred stock financing will enable it to maintain its current and planned operations for at least the next 9 months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company. To the extent that the Company's capital resources are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. Other than previously described, the Company has no additional arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing stockholders will provide any portion of the Company's future financing requirements. Any additional financings may have the effect of substantially diluting the Company's book value per share and the ownership percentage of the Company's then existing stockholders. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain or all of its programs or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself, any of which could have a materially adverse effect on the business, financial condition or results of operations of the Company.

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

     The Company has completed testing of its own systems and is not currently aware of any significant Y2K compliance issues in its own systems. However, the Company cannot assure that the information it receives from third parties about their Y2K compliance will be meaningful or accurate. Failure of significant third parties with whom the Company deals to achieve Y2K compliance could have a material adverse effect on the Company's operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on long-term and short-term debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following discussion is to provide a framework to understand the Company's sensitivity to hypotherical changes in interest rates as of June 30, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with related information included in the PharmaPrint Inc. Annual Report on Form 10-K for the year ended March 31, 1999 and in conjunction with the Company's disclosures under the heading "Cautionary Statement Regarding Forward-Looking Statements."

     The Company utilizes debt financing primarily for the purpose of financing equipment and working capital. Historically, the Company has borrowed under its credit facility to fund such activities. Borrowings under these facilities are at variable rates.

     For variable rate debt, changes in interest rates generally do not influence the fair market value of the debt, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the current year of approximately $30,000 for the Company's short-term debt and $5,000 for the Company's long-term debt. Based on the Company's current level of exposure to market risks related to fluctuations in interest rates on debt financing, the Company believes that any such risks are not expected to be material.

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein:

          27.1  Financial Data Schedule

     (b) A Report on Form 8-K was filed on June 11, 1999 related to the issuance of Series A Convertible Preferred Stock

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PHARMAPRINT INC.


                                            /s/ James R. Wodach
                                            -----------------------------
                                            James R. Wodach
                                            Senior Vice President and
                                            Chief Financial Officer
Date:  August 16, 1999