Form 10-Q
period 1999-09-30
PHARMAPRINT INC
filed 1999-11-15
CIK 935155

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/x/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _________ TO ________ .

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

Number of shares outstanding as of November 15, 1999:  Common Stock:  13,903,251

                            Total number of pages: 20

                        PHARMAPRINT INC. AND SUBSIDIARIES

                                     INDEX


                                                                            Page
FACING SHEET ................................................................  1
INDEX.......................................................................   2
PART I.   FINANCIAL INFORMATION
    Item  1. Condensed Consolidated Balance Sheets as of September 30, 1999
               (unaudited) and March 31, 1999................................  3
             Condensed Consolidated Statements of Operations for the
               three months ended September 30, 1999 and 1998, and for the six months ended September 30, 1999 and 1998 (unaudited)......  4
             Condensed Consolidated Statements of Cash Flows for the
               six months ended September 30, 1999 and 1998 (unaudited) .....  5
             Notes to Condensed Consolidated Financial Statements (unaudited). 6
    Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 11
    Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 17
PART II.      OTHER INFORMATION
    Item 1.  Legal Proceedings............................................... 18
    Item 4.  Submission of Matters to a Vote of Security Holders............. 18
    Item 6.  Exhibits and Reports on Form 8-K................................ 19
SIGNATURES  ................................................................  20


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

    The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in the Company's March 31, 1999 Annual Report on Form 10-K, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: changes in the Company's relationship with American Home Products Corporation (""AHP''), resolution of pricing and other disputes with AHP, the Company's ability to obtain future collaborative relationships to sell its products, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence on third parties, uncertainties related to the PharmaPrint-TM-Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition, future capital needs of the Company, control by existing shareholders and general economic and business conditions.

     PHARMAPRINT-TM- IS A TRADEMARK OF THE COMPANY AND CENTRUM-Registered Trademark- IS A REGISTERED TRADEMARK OF AHP.

                       PHARMAPRINT INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30, 1999            March 31, 1999
                                                                      ------------------            --------------
                                                                         (Unaudited)
                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..................................        $  2,209,320                $  2,299,959
    Accounts receivable ........................................           3,066,366                   5,223,483
    Inventories.................................................          10,022,289                  13,478,116
    Other current assets........................................             825,915                     998,088
                                                                        ------------                ------------
         Total current assets...................................          16,123,890                  21,999,646

FIXED ASSETS, net...............................................           1,390,409                   1,056,192
OTHER ASSETS, net of accumulated amortization of
    $160,788 and $148,237, at September 30, 1999 and
    March 31, 1999, respectively................................           1,034,694                     464,685
                                                                        ------------                ------------
         Total assets...........................................        $ 18,548,993                $ 23,520,523
                                                                        ============                ============
        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
    Accounts payable ...........................................        $ 10,487,533                $ 14,644,023
    Accrued expenses ...........................................             419,997                     415,394
    Short-term debt and current portion of long-term debt.......           3,095,933                   4,107,143
                                                                        ------------                ------------
         Total current liabilities..............................          14,003,463                  19,166,560
                                                                        ------------                ------------
LONG-TERM DEBT..................................................                  --                     392,857
                                                                        ------------                ------------
COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK, $.001 par value -
    1,000,000 shares authorized; 10,000 shares
    issued and outstanding as of September 30, 1999
    and no shares as of March 31, 1999..........................          10,129,334                          --
                                                                        ------------                ------------
STOCKHOLDERS' (DEFICIT) EQUITY:
    Common stock, $.001 par value - 24,000,000 shares
         authorized; 13,903,251 shares issued and outstanding
         as of September 30, 1999 and 13,883,668 as of
         March 31, 1999.........................................              13,903                      13,884
    Additional paid-in capital..................................          50,451,135                  50,228,220
    Deferred compensation.......................................             (40,023)                   (321,691)
    Accumulated deficit.........................................         (56,008,819)                (45,959,307)
                                                                        ------------                ------------
         Total stockholders' (deficit) equity...................          (5,583,804)                  3,961,106
                                                                        ------------                ------------
         Total liabilities and stockholders' (deficit) equity...        $ 18,548,993                $ 23,520,523
                                                                        ============                ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                       PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended September 30,                 Six Months Ended September 30,
                                                   --------------------------------                 ------------------------------
                                                       1999                1998                        1999               1998
                                                   ------------       -------------                 -----------       ------------
                                                             (Unaudited)                                     (Unaudited)
REVENUES:
    Manufacturing..............................   $   589,774          $ 4,036,215                 $  5,999,392       $  4,262,171
                                                  -----------          -----------                 ------------       ------------
COST OF SALES..................................     1,714,621            3,278,892                    6,484,338          3,453,158
                                                  -----------          -----------                 ------------       ------------
GROSS MARGIN...................................    (1,124,847)             757,323                     (484,946)           809,013
                                                  -----------          -----------                 ------------       ------------
OPERATING EXPENSES:
    Research and development...................     3,198,937            7,140,004                    5,343,659         10,442,683
    General and administrative.................     2,159,376            1,459,925                    3,736,632          2,607,515
    Stock compensation.........................        95,863              198,933                      290,302            228,933
                                                  -----------          -----------                 ------------       ------------
         Total operating expenses..............     5,454,176            8,798,862                    9,370,593         13,279,131
                                                  -----------          -----------                 ------------       ------------
NET LOSS.......................................   $(6,579,023)         $(8,041,539)                $ (9,855,539)      $(12,470,118)
                                                  ===========          ===========                 ============       ============
NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS:
    Net loss...................................   $(6,579,023)         $(8,041,539)                 $(9,855,539)      $(12,470,118)
    Less convertible preferred stock
         dividend-in-kind......................      (151,233)                 --                      (193,973)               --
                                                  -----------          -----------                 ------------       ------------
    Loss attributable to common
         stockholders..........................   $(6,730,256)         $(8,041,539)                $(10,049,512)      $(12,470,118)
                                                  ===========          ===========                 ============       ============
BASIC/DILUTED LOSS PER
    COMMON SHARE...............................        $(0.48)              $(0.59)                      $(0.72)            $(0.91)
                                                  ===========          ===========                 ============       ============
BASIC/DILUTED WEIGHTED
    AVERAGE COMMON
    SHARES OUTSTANDING.........................    13,890,353           13,651,589                   13,889,781         13,648,064
                                                  ===========          ===========                 ============       ============




    The accompanying notes are an integral part of these condensed consolidated financial statements

                       PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended September 30,
                                                                  ------------------------------
                                                                      1999             1998
                                                                  ------------      ------------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING
    ACTIVITIES:
    Net loss.............................................         $(9,855,539)      $(12,470,118)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense.................................             130,466            64,488
    Amortization expense.................................              71,488            28,044
    Options issued for services..........................             290,302           228,933
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable...........           2,157,117        (4,128,316)
    Decrease (increase) in inventories...................           3,455,827        (3,190,749)
    Decrease in other current assets.....................             172,173            57,500
    Increase in other assets.............................            (641,497)          (38,717)
    (Decrease) increase in accounts payable
         and accrued expenses............................          (4,151,887)        4,265,437
                                                                  -----------      ------------
    Net cash used in operating activities................          (8,371,550)      (15,183,498)
                                                                  -----------      ------------
CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Purchase of fixed assets.............................            (464,683)         (599,150)
                                                                  -----------      ------------
CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Net proceeds from issuance of convertible
         preferred stock.................................           9,935,361                --
    Donated capital and net proceeds from
         exercise of common stock options................             214,300             9,989
    Repayment of short-term and long-term
         debt............................................          (1,404,067)               --
                                                                  -----------      ------------
    Net cash provided by financing activities............           8,745,594             9,989
                                                                  -----------      ------------
NET DECREASE IN CASH AND CASH
EQUIVALENTS..............................................             (90,639)      (15,772,659)
CASH AND CASH EQUIVALENTS,
    beginning of period..................................           2,299,959        21,557,916
                                                                  -----------      ------------
CASH AND CASH EQUIVALENTS,
    end of period........................................         $ 2,209,320      $  5,785,257
                                                                  ===========      ============
SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
Cash paid during the period for interest.................         $   156,958      $      6,129
                                                                  ===========      ============

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

     In the opinion of management of the Company, all material adjustments (consisting of normal recurring items) considered necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. The results of operations for the six month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

2.   RISK FACTORS

     During the year ended March 31, 1999, the Company substantially completed the development of certain products for American Home Products Corporation ("AHP") and commenced manufacture and delivery of such products pursuant to a supply agreement with AHP. Prior to that time, the Company engaged primarily in research and development activities and reported as a development stage company. Since inception (September 15, 1994) the Company has incurred significant losses. On July 31, 1999, an agreement to increase the per unit cost paid by AHP to PharmaPrint for products delivered to AHP expired. Currently, no agreement has been reached for a permanent price increase and, therefore, the Company recorded sales to AHP subsequent to July 31, 1999, based upon prices agreed to in the AHP agreements, resulting in a loss on sales of product to AHP. AHP and PharmaPrint are currently negotiating an increase to the per unit amount and resolution of certain other disputes between the companies. The Company's future ability to generate revenues in excess of its expenses is dependent upon many factors including attaining an increase to the per unit amount charged to AHP, resolution of other disputes between AHP and the Company's, ability to obtain patent coverage sufficient enough to obtain royalties from AHP, future sales of product to AHP, future sales of product to other partners, other collaborative relationships, manufacturing and research and development expenses and general administrative expenses.

     In September 1999, the Company received a notice from the bank that it was in default of its credit agreement. In November 1999, the Company and the bank entered into a Forebearance Agreement that provided, among other things, that the Company pay principal and interest in an amount equal to $1,587,000 and maintain a cash balance in excess of the loan amount due to the bank. The Forebearance Agreement expires November 30, 1999. No further advances are available to the Company under the credit agreement.

     The Company is exploring several alternatives for repaying the bank prior to November 30, 1999 and is currently in discussions with several lenders to replace the Company's bank debt. Additionally, on November 12, 1999, the Company and a third party executed a stock purchase agreement for the sale by the Company of 1,900,000 shares of common stock held by PharmaPrint in an Internet company. The net proceeds from this transaction are

                       PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

expected to be approximately $2,300,000. The Company expects this transaction to close in one or more transactions on or before December 31, 1999. Additionally, on November 12, 1999, the Company received a commitment letter from a lessor to purchase certain equipment from the Company and simultaneously lease the equipment back to the Company. The net proceeds from this transaction are expected to be $400,000. The Company expects this transaction to close within 45 days.

     In October 1999, the Company received a notice from The Nasdaq-Amex Group that the Company no longer met the market capitalization requirement of $50,000,000 for continued listing on the Nasdaq National Market pursuant to one of Nasdaq's maintenance standards. The Company has responded by submitting to Nasdaq correspondence indicating that it believes it meets the listing requirements using an alternative maintenance standard that requires $4,000,000 in net tangible assets. If Nasdaq determines that the Company fails, among other things, to meet the net tangible asset and other criteria for this maintenance standard, the Company will pursue other remedies including, but not limited to, raising additional equity capital to meet the net tangible asset criteria or seeking to apply for listing on the Nasdaq SmallCap Market.

     The Company's future capital requirements will depend on many factors, including but not limited to: changes in the Company's relationship with AHP, resolution of pricing and other disputes between AHP and the Company, the Company's ability to obtain future collaborative relationships to sell its products, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence of third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition. Provided that the Company can find a replacement for its bank debt or complete the sale of common stock in an Internet company and execute a sales leaseback agreement for certain equipment, the Company believes that its current capital resources will enable it to maintain its current and planned operations for at least the next six months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

     Inventories are stated at the lower of cost (determined on a specific identification method) or market and consisted of the following:


                                           September                March
                                           30, 1999                31, 1999
                                         ------------            -----------
          Raw materials...............   $  1,462,001            $ 5,095,645
          Work-in-process.............      8,282,368              8,382,471
          Finished product............        277,920                     --
                                         ------------            -----------
          Total inventories               $10,022,289            $13,478,116
                                          ===========            ===========

                       PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


FIXED ASSETS

     Fixed assets are stated at cost and consisted of the following:

                                              September                March
                                              30, 1999               31, 1999
                                             ----------             ----------
           Equipment.......................  $1,539,879             $1,090,655
           Furniture.......................     207,500                202,781
           Less accumulated depreciation...    (356,970)              (237,244)
                                             ----------             ----------
                                             $1,390,409             $1,056,192
                                             ==========             ==========

     Depreciation is provided using the straight-line method over the estimated useful life for equipment of three to ten years and furniture for five years.

INVESTMENTS

     The Company owns 1,900,000 shares of common stock in an Internet company which is accounted for under the cost method. The investment is carried at no cost.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expenses as incurred. For the six months ended September 30, 1999, the Company included in research and development approximately $907,000 of production costs incurred in the manufacturing of salable products.

LOSS PER SHARE

     Pursuant to SFAS No. 128, basic loss per share is computed based on the weighted average number of common shares outstanding for the period. Diluted loss per share is computed assuming dilution from stock options, warrants and Convertible Preferred Stock. The Company excluded all outstanding stock options, warrants and Convertible Preferred Stock from the diluted computation, as their effect is anti-dilutive.

4.   COMMITMENTS AND CONTINGENCIES

     In June 1998, the Company entered into a three-year service agreement with a vendor. Under the terms of the agreement, effective July 1, 1998, the vendor provided certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company was committed to reimburse the vendor a minimum of $300,000 per quarter. The Company was also subject to the following termination fees: (i) $700,000 if the agreement was terminated within 6 to 12 months of its effective date; (ii)

                       PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

$200,000 if the agreement was terminated within 12 to 24 months of its effective date and (iii) $100,000 if the agreement was terminated after 24 months of its effective date. During the six months ended September 30, 1999, the Company did not meet its minimum manufacturing quantity pursuant to the agreement and recorded a $223,000 expense to cost of goods sold. In July 1999, the Company cancelled the agreement with the vendor and recorded a $200,000 termination fee, classified as a cost of sales expense for the six months ended September 30, 1999.

     In August 1999, the Company entered into several 30-month agreements with a vendor to provide various manufacturing and management consulting services. Pursuant to the management agreement, the Company has agreed to reimburse the vendor $33,000 per month in exchange for, among other things, general management services, access to the manufacturers standard operating procedures and computer systems and general assistance in the establishment of the Company's own manufacturing site.

5.   CONVERTIBLE PREFERRED STOCK

     On June 4, 1999, the Company completed a $10 million private placement (the "Private Placement") of Series A Convertible Preferred Stock
("Series A Preferred Stock") with RGC International Investors, LDC (the "Investor"). The Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $8.55 (120% of the average closing bid price of the Company's common stock for the three trading days prior to the execution of definitive documentation on June 4, 1999), upon the terms and subject to the conditions set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, the "Agreement". Subject to a limit on the total number of shares of common stock issuable upon conversion of the Series A Preferred Stock, after October 4, 1999, the conversion price may be reduced to a price equal to 100% of a measure of the market price of the common stock at the time of conversion.

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

     The Series A Preferred Stock has a yield of 6%, payable at the time of conversion in shares of the Company's common stock. The Series A Preferred Stock does not otherwise bear dividends.

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

     Upon the occurrence of certain liquidation events as defined in the Agreement, the holders of Series

                       PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to the Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. The Preferred Stock is also redeemable at the option of holder if the following items of default occur: at the time of conversion the Company fails to issue common shares to the holders of the Preferred Stock; the Company makes an assignment for the benefit of creditors; bankruptcy, insolvency, reorganization or liquidation proceedings are commenced; the Company fails to maintain the listing of its common stock on Nasdaq National Market, Nasdaq SmallCap Market, American Stock Exchange or the New York Stock Exchange; if the registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock is not effective for certain specified periods.

     As of November 12, 1999, no Preferred Stock was converted into common stock.

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

     The Company has, or intends to, commercialize its development efforts for four distinct product lines derived from botanical sources.

     In October 1997, the Company entered into several agreements with AHP whereby the Company is applying its PharmaPrint-TM- Process to produce a line of high quality herbal dietary supplement products currently marketed by AHP under the Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreements, AHP paid the Company $2,500,000 as an up-front licensing fee and is required to pay an additional fee of $5,000,000 upon the issuance of a patent containing claims covering the PharmaPrint-TM- Process. Additionally, AHP has agreed to spend annually at least the lessor of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures in each of the first two years following initial product launch. AHP has also agreed to purchase the AHP Products from the Company under a supply agreement at specified prices. In addition, if the Company succeeds in securing a patent containing a claim or claims comprising the PharmaPrint-TM- Process applied generally or on a product-by-product basis, AHP will pay royalties to the Company on net sales of such patented AHP products of 4% in the first year and 6% thereafter. AHP commenced marketing PharmaPrint's six herbal dietary supplement products (echinacea, garlic, ginseng, ginkgo biloba, saw palmetto and St. John's wort) in October 1998. In November 1998, AHP and PharmaPrint entered into an agreement whereby AHP paid PharmaPrint $5,000,000 as reimbursement for certain development and production costs and increased the per unit amount to be paid by AHP to PharmaPrint for AHP Products delivered or to be delivered prior to February 28, 1999. In April 1999, AHP and PharmaPrint entered into an additional agreement that extended the per unit cost increase paid by AHP to PharmaPrint for AHP Products delivered or to be delivered from March 1, 1999 through July 31, 1999. Currently, no agreement has been reached for a permanent price increase and, therefore, the Company recorded sales to AHP subsequent to July 31, 1999 based upon prices agreed to in the AHP agreements. AHP and PharmaPrint are currently negotiating a permanent increase to the per unit amount and resolution of certain other disputes between the companies.

     During the three months ended September 30, 1999, the Company, utilizing the PharmaPrint-TM- Process, completed the development of an initial line of herbal products (echinacea, garlic, ginseng, ginkgo biloba, saw palmetto and St. John's wort) combined with vitamins and/or minerals. The Company has reached agreements with four Internet retailers to sell PharmaPrint combination products on each of the retailers websites and commenced deliveries of such products in October 1999. The Company is also marketing the combination products to food, drug and mass market merchandisers, direct marketers and additional Internet retailers.

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

     The Company also has commenced development efforts on soy, a product classified as both a functional food and dietary supplement.

     During the three months ended September 30, 1998, the Company substantially completed the development of the AHP Products and commenced manufacture and delivery of such products pursuant to the supply agreement. Prior to that time, the Company engaged primarily in research and development activities and reported as a development stage company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue for the three months ended September 30, 1999, was $590,000 compared to $4,036,000 for the three months ended September 30, 1998. Cost of sales for the three months ended September 30, 1999, were $1,715,000 compared to $3,279,000 for the three months ended September 30, 1998. Gross Margin for the three months ended September 30, 1999, was ($1,125,000) compared to $757,000 for the three months ended September 30, 1998. Revenue and cost of sales in both periods were derived from the manufacturing of products for sale to AHP. The decrease in revenue and cost of sales was primarily attributable to a reduction in the number of capsules ordered by and sold to AHP. The decrease in gross profit was primarily attributable to a lower transfer price per capsule sold after July 31, 1999, the Company's minimum manufacturing requirement at a vendor and a higher cost to produce two products that comprised the majority of capsules sold to AHP.

     Research and development expenses for the three months ended September
30, 1999, decreased $3,941,000, or 55.2%, to $3,199,000, from $7,140,000 for the three months ended September 30, 1998. The decrease was primarily attributable to decreased development efforts related to the Company's dietary supplement products as a result of the Company's completion of the development of AHP products, a reduction in stability testing requirements, and the timing of costs associated with animal toxicology studies, clinical trials and other IND related initiatives.

     General and administrative expenses for the three months ended September 30, 1999, increased $699,000, or 47.9%, to $2,159,000 from $1,460,000 for the three months ended September 30, 1998. The increase was primarily attributable to increased equipment rental costs, additional staff, Company marketing efforts, higher interest expense and increased depreciation and amortization expenses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1999

     Revenue for the six months ended September 30, 1999, was $5,999,000 compared to $4,262,000 for the six months ended September 30, 1998. Cost of sales for the six months ended September 30, 1999, were $6,484,000 compared to $3,453,000 for the six months ended September 30, 1998. Gross margin for the six months ended September 30, 1999, was ($485,000) compared to $809,000 for the six months ended September 30, 1998. Revenue and cost of sales in both periods were derived from the manufacturing of products for sale to AHP. The increase in revenue and cost of sales was primarily attributable to a significantly greater number of capsules ordered by and sold to AHP during the three months ended June 30, 1999 compared to the three months ended June 30, 1998, offset by a reduction in the number of capsules ordered by and sold to AHP during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The decrease in gross profit was primarily attributable to a lower transfer price per capsule sold after July 31, 1999, the Company's minimum manufacturing requirement at a vendor and a higher cost to produce two products that comprised the majority of capsules sold to AHP during the three months ended September 30, 1999.

     Research and development expenses for the six months ended September
30, 1999, decreased $5,099,000, or 48.8%, to $5,344,000, from $10,443,000 for the six months ended September 30, 1998. The decrease was primarily attributable to reduced costs associated with animal toxicology studies, clinical trials and other IND related initiatives, decreased development efforts related to the Company's dietary supplement products as a result of the Company's completion of the development of AHP products and a reduction in stability testing requirements.

     General and administrative expenses for the six months ended September
30, 1999, increased $1,129,000, or 43.3%, to $3,737,000 from $2,608,000 for the six months ended September 30, 1998. The increase was primarily attributable to increased equipment rental costs, higher interest expense, additional staff, Company marketing efforts and increased depreciation and amortization expenses.

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

     On June 4, 1999, the Company completed a $10 million private placement (the "Private Placement") of Series A Convertible Preferred Stock ("Series
A Preferred Stock") with RGC International Investors, LDC (the
"Investor"). The Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $8.55 (120% of the average closing bid price of the Company's common stock for the three trading days prior to the execution of definitive documentation on June 4, 1999), upon the terms and subject to the conditions set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, the "Agreement". Subject to a limit on the total number of shares of common stock issuable upon conversion of the Series A Preferred Stock, after October 4, 1999, the conversion price may be reduced to a price equal to 100% of a measure of the market price of the common stock at the time of conversion.

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

     Upon the occurrence of certain liquidation events as defined in the Agreement, the holders of Series A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to the Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. The Preferred Stock is also redeemable at the option of holder if the following items of default occur: at the time of conversion the Company fails to issue common shares to the holders of the Preferred Stock; the Company makes an assignment for the benefit of creditors; bankruptcy, insolvency, reorganization or liquidation proceedings are commenced; the Company fails to maintain the listing of its common stock on Nasdaq National Market, Nasdaq SmallCap Market, American Stock Exchange or the New York Stock Exchange; if the registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock is not effective for certain specified periods.

     As of November 12, 1999, no Preferred Stock was converted into common stock.

     As of September 30, 1999, the Company's staff of full-time employees and consultants was 29.

     In June 1998, the Company entered into a three-year service agreement with a vendor. Under the terms of the agreement, effective July 1, 1998, the vendor provided certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company was committed to reimburse the vendor a minimum of $300,000 per quarter. The Company was also subject to the following termination fees: (i) $700,000 if the agreement was terminated within 6 to 12 months of its effective date; (ii) $200,000 if the agreement was terminated within 12 to 24 months of its effective date and (iii) $100,000 if the agreement was terminated after 24 months of its effective date. During the six months ended September 30, 1999, the Company did not meet its minimum manufacturing quantity pursuant to the agreement and recorded a $223,000 expense to cost of goods sold. In July 1999, the Company cancelled the agreement with the vendor and recorded a $200,000 termination fee, classified as a cost of sales expense for the six months ended September 30, 1999.

     The Company decreased its inventories to approximately $10,022,000 at September 30, 1999, from approximately $13,478,000 at March 31, 1999. This decrease was primarily attributable to the Company having sufficient inventory on hand to supply AHP with product deliveries during the six months ended September 30, 1999.

     In December 1998, the Company entered into a $4,500,000 credit agreement with a bank. Pursuant to such agreement, at March 31, 1999, the Company had borrowed $500,000 to finance certain equipment. The interest rate on this borrowing is prime plus 1.25% and principal and interest are due over 48 months from the date of the loan. At September 30, 1999, the balance of this loan was $452,391. The remaining $4,000,000 under this credit facility was available to the Company based upon accounts receivable and purchase orders. The interest rate on this portion of the credit facility is prime plus 1.0%. The prime rate was 8.25% and 7.75% on September 30, and March 31, 1999, respectively. At September 30, 1999, $2,643,552 was advanced under this portion of the agreement. The credit agreement requires the Company to maintain certain financial ratios and covenants including a minimum cash balance of $4,000,000 and a debt to net worth ratio of 1.90 to 1.0. The Lender has a security interest in all of the Company's assets, excluding intellectual property

     In September 1999, the company received a notice from the bank that it was in default of its credit agreement. In November 1999, the Company and the bank entered into a Forebearance Agreement that provided among other things, that the Company pay principal and interest in an amount equal to $1,587,000 and maintain a cash balance in excess of the loan amount due to the bank. The Forebearance Agreement expires November 30, 1999. No further advances are available to the Company under the credit agreement.

     The Company is exploring several alternatives for repaying the bank prior to November 30, 1999 and is currently in discussions with several lenders to replace the Company's bank debt. Additionally, on November 12, 1999, the Company and a third party executed a stock purchase agreement for the sale by the Company of 1,900,000 shares of common stock held by PharmaPrint in an Internet company. The net proceeds from this transaction are expected to be approximately $2,300,000. The Company expects this transaction to close in one or more transactions on or before December 31, 1999. Additionally, on November 12, 1999, the Company received a commitment letter from a lessor to purchase certain equipment from the Company and simultaneously lease the equipment back to the Company. The net proceeds from this transaction are expected to be $400,000. The Company expects this transaction to close within 45 days.

     The Company's future capital requirements will depend on many factors, including but not limited to: changes in the Company's relationship with AHP, resolution of pricing and other disputes between AHP and the Company, the Company's ability to obtain future collaborative relationships to sell its products, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence of third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition. Provided that the Company can find a replacement for its bank debt or complete the sale of common stock in an Internet company and execute a sales leaseback agreement for certain equipment, the Company believes that its current capital resources will enable it to maintain its current and planned operations for at least the next six months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company. To the extent that the Company's capital resources are insufficient to meet its operating requirements, the Company will seek additional funds through equity or debt financings, collaborative or other arrangements with corporate partners, licensees and others. Other than previously described, the Company has no additional arrangements with respect to, or sources of, such additional financing, and the Company does not anticipate that existing stockholders will provide any portion of the Company's future financing requirements. Any additional financings may have the effect of substantially diluting the Company's book value per share and the ownership percentage of the Company's then existing stockholders. Additionally, no assurance can be given that additional financing will be available when needed or upon terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain or all of its programs or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop itself, any of which could have a materially adverse effect on the business, financial condition or results of operations of the Company.

YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. As the century date change occurs, these programs may recognize the year 2000 as 1900, or not at all. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Y2K Issue"). The Y2K Issue has been eliminated in many new programs and systems, which are said to be "Y2K compliant." The Company has completed its initial assessment of the Y2K Issue and believes, based on manufacturers' specifications, that all its information technology ("IT") systems and applications and related hardware are Y2K compliant. The Company has not completed assessing Y2K compliance of its non-IT systems, principally manufacturing systems, but it believes that any non-compliance will not affect the ability to use the related manufacturing equipment. The Company is continuing to assess whether third parties with whom it deals, such as customers, vendors and governments have any Y2K issues that could affect the Company; such problems could result in interruptions in delivery of services and materials and payments, among other things. The Company has not developed formal Y2K non-compliance contingency plans, but will consider the need for such plans upon completion of the Y2K compliance assessments. Based on currently available information, the Company believes that its cost to assure Y2K compliance are not expected to be material.

     The Company has completed testing of its own systems and is not currently aware of any significant Y2K compliance issues in its own systems. The Company, however, cannot assure that the information it receives from third parties about their Y2K compliance will be meaningful or accurate. Failure of significant third parties with whom the Company deals to achieve Y2K compliance could have a material adverse effect on the Company's operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on long-term and short-term debt. Currently, the Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following discussion is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of September 30, 1999. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with related information included in the PharmaPrint Inc. Annual Report on Form 10-K for the year ended March 31, 1999, and in conjunction with the Company's disclosures under the heading "Cautionary Statement Regarding Forward-Looking Statements."

     The Company utilizes debt financing primarily for the purpose of financing equipment and working capital. Historically, the Company has borrowed under its credit facility to fund such activities. Borrowings under these facilities are at variable rates.

     For variable rate debt, changes in interest rates generally do not influence the fair market value of the debt, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the current year of approximately $30,000 for the Company's short-term debt, and $5,000 for the Company's long-term debt. Based on the Company's current level of exposure to market risks related to fluctuations in interest rates on debt financing, the Company believes that any such risks are not expected to be material.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

         PharmaPrint initiated an action against IPC of Winchester, Kentucky entitled PHARMAPRINT INC., a Delaware corporation v. INTERNATIONAL PROCESSING CORPORATION, a New Jersey corporation; GLATT AIR TECHNIQUES, INC., a foreign corporation, filed in the Orange County, CA Superior Court, Central Justice Center, alleging a number of claims including, but not limited to, breach of contract and negligence related to certain damage to PharmaPrint's encapsulation equipment that resulted in losses to PharmaPrint in the approximate sum of $6,000,000.

         Pennie & Edmonds initiated an action against PharmaPrint entitled PHARMAPRINT INC., a corporation v. PENNIE & EDMONDS, LLP, filed in the Orange County, CA Superior Court, Central Justice Center, alleging unpaid legal fees in the approximate sum of $225,000. PharmaPrint has contended that Pennie & Edmonds claim is based upon excessive and inappropriate charges for services that were unjustified. PharmaPrint believes that it has valid defenses to these claims and intends to vigorously defend itself.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 1999 Annual Meeting of Stockholders on September 24, 1999 for the following purposes:

     1.  To elect five directors; and

     2. To ratify Arthur Andersen LLP, independent certified accountants, as auditors for the Company for the fiscal year ended March 31, 2000.

All proposals were approved as follows:


                                                  For           Against or           Abstain
                                                                 Withheld
                                              ----------        ----------          ----------
1.     Election of Directors

John H. Abeles                                 8,929,891          89,654                   --
Elliot P. Friedman                             8,925,091          94,454                   --
Erinch R. Ozada                                8,925,991          93,554                   --
Phillip G. Trad                                8,925,691          89,854                   --
Nathan Troum                                   8,929,591          89,954                   --

2.     Ratification of Arthur                  8,974,960          18,825               25,760


Andersen LLP, as
independent certified public
accountants, and auditors for
the Company for the fiscal
year ended March 31, 2000

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

                                          PHARMAPRINT INC.


                                          /s/ JAMES R. WODACH
                                          -------------------------
                                          James R. Wodach
                                          Senior Vice President and
                                          Chief Financial Officer
Date: November 15, 1999