Form 10-Q
period 1999-12-31
PHARMAPRINT INC
filed 2000-02-14
CIK 935155

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
        THE QUARTERLY PERIOD ENDED DECEMBER 31,
        1999

/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                   TO
                                         ---------------   ---------------

                           Commission File Number 000-21141

                                    PHARMAPRINT INC.
                (Name of business issuer as specified in its charter)

                       DELAWARE                            33-0640125
            (State or other jurisdiction of            (I.R.S. employer
            incorporation or  organization)            identification no.)


    2600 MICHELSON, SUITE 1600, IRVINE, CALIFORNIA            92612
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

Number of shares outstanding as of February 11, 2000:  Common Stock:  16,767,925

                             Total number of pages: 20

                        PHARMAPRINT INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
FACING SHEET .....................................................................................        1
INDEX.............................................................................................        2
  PART I.      FINANCIAL INFORMATION
    Item 1.  Condensed Consolidated Balance Sheets as of December 31, 1999
               (unaudited) and March 31, 1999.....................................................        3
             Condensed Consolidated Statements of Operations for the three months ended
               December 31, 1999 and 1998, and for the nine months ended December 31,
               1999 and 1998 (unaudited)..........................................................        4
             Condensed  Consolidated  Statements  of Cash Flows for the nine months ended
               December 31, 1999 and 1998 (unaudited) ............................................        5
             Notes to Condensed Consolidated Financial Statements (unaudited).....................        6
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations.........................................................................       12

  PART II.      OTHER INFORMATION
    Item 1.  Legal Proceedings....................................................................       18
    Item 6.  Exhibits and Reports on Form 8-K.....................................................       19
SIGNATURES  ......................................................................................       20

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

         The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in the Company's Registration Statement on Form S-8 dated July 6, 1999 and the Company's March 31, 1999 Annual Report on Form 10-K, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: the outcome of the Company's litigation with AHP, the outcome of stockholder and other litigation, the Company's ability to both reduce current amounts owed its significant vendors and to pay such amounts over an extended period of time, the ability for the Company's common stock to continued trading on the Nasdaq National Market, the Company's ability to obtain new distribution channels to sell its products, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence on third parties, uncertainties related to the PharmaPrint-TM-Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition, future capital needs of the Company and ability to raise such capital, control by existing shareholders and general economic and business conditions.
        PHARMAPRINT-TM- IS A TRADEMARK OF THE COMPANY AND CENTRUM-Registered Trademark- IS A REGISTERED TRADEMARK OF AHP.

                        PHARMAPRINT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               December 31, 1999            March 31, 1999
                                                                            ------------------------     -------------------
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents............................................  $           433,097          $      2,299,959
     Accounts receivable..................................................                  ---                 5,223,483
     Inventories..........................................................            6,181,368                13,478,116
     Other current assets.................................................              566,308                   998,088
                                                                            ------------------------     -------------------
         Total current assets.............................................            7,180,773               21,999,646

FIXED ASSETS, net.........................................................            2,158,098                1,056,192
OTHER  ASSETS,   net  of  accumulated   amortization  of  $190,932
     $148,237, at December 31, 1999 and March 31, 1999, respectively......            1,134,881                  464,685
                                                                            ------------------------     -------------------
         Total assets.....................................................  $        10,473,752          $    23,520,523
                                                                            ========================     ===================

         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
     Accounts payable.....................................................  $        12,672,760          $    14,644,023
     Accrued expenses.....................................................              611,148                  415,394
     Short-term debt and current portion of long-term debt................                  ---                4,107,143
                                                                            ------------------------     -------------------
         Total current liabilities........................................           13,283,908               19,166,560
                                                                            ------------------------     -------------------

LONG-TERM DEBT............................................................                  ---                  392,857
                                                                            ------------------------     -------------------

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE  PREFERRED  STOCK,  $.001  par  value  -  1,000,000  shares authorized;  8,350 shares  issued and  outstanding  as of December
     31, 1999 and no shares as of March 31, 1999..........................            8,573,608                      ---
                                                                            ------------------------     -------------------
STOCKHOLDERS' (DEFICIT) EQUITY:
     Common  stock,  $.001 par value -  24,000,000  shares  authorized;
         15,436,771  shares issued and  outstanding  as of December 31,
         1999 and 13,883,668 as of March 31, 1999.........................               15,437                   13,884
     Additional paid-in capital...........................................           52,218,298               50,228,220
     Deferred compensation................................................              (15,280)                (321,691)
     Accumulated deficit..................................................          (63,602,219)             (45,959,307)
                                                                            ------------------------     -------------------
         Total stockholders' (deficit) equity.............................          (11,383,764)               3,961,106
                                                                            ------------------------     -------------------
         Total liabilities and stockholders' (deficit) equity.............  $        10,473,752          $    23,520,523
                                                                            ========================     ===================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended December 31,             Nine Months Ended December 31,
                                              -----------------------------------------   ----------------------------------------
                                                     1999                    1998                 1999                  1998
                                              ------------------     ------------------   -----------------     ------------------
                                                             (Unaudited)                                  (Unaudited)
REVENUES:
     Manufacturing..........................  $        493,476       $      4,378,624     $    6,492,867        $     8,640,795
     Licensing and development fees.........               ---              7,500,000                ---              7,500,000
                                              ------------------     ------------------   -----------------     ------------------
     Total revenues.........................           493,476             11,878,624          6,492,867             16,140,795
                                              ------------------     ------------------   -----------------     ------------------

COST OF SALES...............................         4,119,238              3,545,191         10,603,575              6,998,349
                                              ------------------     ------------------   -----------------     ------------------
GROSS MARGIN................................        (3,625,762)             8,333,433         (4,110,708)             9,142,446
                                              ------------------     ------------------   -----------------     ------------------
OPERATING EXPENSES:
     Research and development...............         1,237,630              4,051,204          6,581,289             14,493,887
     General and administrative.............         2,577,294              1,474,125          6,313,926              4,081,640
     Stock compensation.....................             7,435                146,820            297,737                375,753
                                              ------------------     ------------------   -----------------     ------------------
         Total operating expenses...........         3,822,359              5,672,149         13,192,952             18,951,280
                                              ------------------     ------------------   -----------------     ------------------
NET EARNINGS (LOSS).........................  $     (7,448,121)      $      2,661,284     $  (17,303,660)       $    (9,808,834)
                                              ==================     ==================   =================     ==================
NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON
     STOCKHOLDERS:
     Net earnings (loss)....................  $     (7,448,121)      $      2,661,284     $  (17,303,660)       $    (9,808,834)
     Less convertible preferred stock
         dividend-in-kind...................          (145,279)                   ---           (339,252)                   ---
                                              ------------------     ------------------   -----------------     ------------------
     Net earnings (loss) attributable to
         common stockholders................  $     (7,593,400)      $      2,661,284     $  (17,642,912)       $    (9,808,834)
                                              ==================     ==================   =================     ==================
EARNINGS (LOSS) PER COMMON SHARE:
     Basic earnings (loss) per share........  $          (0.53)      $           0.19     $        (1.26)       $         (0.72)
                                              ==================     ==================   =================     ==================
     Diluted earnings (loss)per share.......  $          (0.53)      $           0.18     $        (1.26)       $         (0.72)
                                              ==================     ==================   =================     ==================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic..................................        14,242,620             13,651,589         14,008,058             13,649,243
                                              ==================     ==================   =================     ==================
     Diluted................................        14,242,620             15,010,220         14,008,058             13,649,243
                                              ==================     ==================   =================     ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended December 31,
                                                     --------------------------------------------
                                                            1999                    1998
                                                     --------------------    --------------------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................  $    (17,303,660)       $    (9,808,834)
Adjustments  to  reconcile  net loss to net cash
  used in operating activities:
  Depreciation expense.............................           198,258                103,130
  Amortization expense.............................           101,632                 92,607
  Options issued for services......................           297,737                375,753
  Changes in assets and liabilities:
  Decrease (increase) in accounts receivable.......         5,223,483             (1,954,455)
  Decrease (increase) in inventories...............         7,296,748             (5,506,202)
  Decrease (increase) in other current assets......           431,780                 (7,678)
  Increase in other assets.........................          (771,828)               (38,716)
  (Decrease)  increase in  accounts  payable and
      accrued expenses.............................        (1,775,509)             2,464,531
  Decrease in deferred revenue.....................               ---             (2,500,000)
                                                       ------------------    --------------------
  Net cash used in operating activities............        (6,301,359)           (16,779,864)
                                                       ------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets.........................        (1,300,164)              (774,064)
                                                       ------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable.......................               ---                500,000
  Net  proceeds  from  issuance  of  convertible
      preferred stock..............................         9,935,361                    ---
  Donated   capital   and  net   proceeds   from
      exercise of common stock options.............           299,300                  9,989
  Repayment of short-term and long-term debt.......        (4,500,000)                   ---
                                                       ------------------    --------------------
  Net cash provided by financing activities........         5,734,661                509,989
                                                       ------------------    --------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS..........        (1,866,862)           (17,043,939)
CASH AND CASH EQUIVALENTS, beginning of period.....         2,299,959             21,557,916
                                                       ------------------    --------------------
CASH AND CASH EQUIVALENTS, end of period...........    $      433,097        $     4,513,977
                                                       ==================    ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest.........    $       96,732        $         8,614
                                                       ==================    ====================

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

         In the opinion of management of the Company, all material adjustments (consisting of normal recurring items) considered necessary to present fairly the Company's financial condition, results of operations, and changes in financial position have been made. The results of operations for the nine month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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

         On October 21, 1999, the Company received a one year termination notice regarding the manufacture of certain products for AHP. From October 21, 1999 through November 15, 1999, the Company engaged in meaningful discussions with AHP to resolve certain issues between the companies. On November 15, 1999, the Company was informed that, on November 8, 1999, AHP initiated an action against PharmaPrint in the Superior Court of New Jersey, Morris County Law Division, alleging a number of claims including breach of contract. AHP is seeking monetary damages, declatory judgement and injunctions. On November 16, 1999, PharmaPrint initiated an action against AHP in the Orange County, California Superior Court, alleging a number of claims including misappropriation of trade secrets, breach of contract, violation of unfair competition laws and breach of the implied covenant of good faith and fair dealing. PharmaPrint is seeking monetary damages, preliminary and permanent injunctions, punitive damages, restitution and disgorgement and other damages.

         The Company has agreements with three of the four previously announced Internet retailers to sell its combination vitamin-herbal products. One of the original Internet retailers has elected not to sell nutraceutical products any longer. To date, the Company has not recognized any meaningful sales to these customers and no meaningful sales can be assured in the future. The Company has no other agreements to distribute its products to any other customers.

         The Company is currently negotiating a composition arrangement with its significant vendors that includes both a reduction in the total amounts owed such vendors and an extended payment plan should the vendors accept a reduced payment. The Company is also considering issuing either common stock or warrants to purchase common stock to the vendors as an incentive for the vendors to accept a reduced cash payment and the extended payment plan. If the Company is unable to successfully negotiate a composition arrangement with its vendors, the Company will evaluate other options including, but not limited to, seeking protection from the bankruptcy court.

         The Company is presently funding its ongoing operations with cash on hand and through the sale of shares of common stock held by the Company in a privately held Internet company. At December 31, 1999, the Company held 1,900,000 shares of common stock in the Internet company. Through February 11, 2000, the Company had sold 1,000,000 shares of common stock in the Internet company for an aggregate $1,2000,000. The Company and a third party have executed a stock purchase agreement through February 29, 2000, for the sale of the remaining 900,000 shares of common stock held by PharmaPrint in the Internet company.

         In October 1999, the Company was informed that it no longer complies with Nasdaq's net tangible assets/market capitalization/total assets and total revenue requirement as set forth in Nasdaq Marketplace Rule 4450 (b)
(01) (A). The Company has been granted a hearing, held on February 11, 2000, to discuss the Company's continued listing on the Nasdaq National Market. The Company submitted a plan, which was reviewed at the hearing, to demonstrate its ability to sustain long-term compliance with the net tangible asset requirement. The Company believes that maintenance of this requirement should allow for continued listing on the Nasdaq National Market. The Company further believes that it currently complies with all other requirements necessary to maintain listing of its stock on the Nasdaq National Market.

         The Company believes that Nasdaq will rule on the hearing in the near future. Based on the outcome of the hearing, the Company's shares may continue to trade on the Nasdaq National Market, the Company may be granted a further temporary stay of delisting, the Company may qualify to trade on the Nasdaq Small Cap Market, or the shares may be delisted from the Nasdaq National Market. If the shares are delisted, they would likely be quoted in the NASD Electronic Bulletin Board.

         The Company's future ability to generate revenues in excess of expenses is dependent upon many factors including the outcome of the Company's litigation with AHP, the outcome of stockholder and other litigation, future sales of product to other partners, other collaborative relationships, new distribution channels, manufacturing, research and development expenses and general administrative expenses.

         The Company is currently seeking to raise additional equity and/or debt capital to pay its current liabilities, to fund current operations and to fund sales and marketing efforts for new revenue distribution channels. The Company's ability to raise sufficient capital and future capital requirements will depend on many factors, including but not limited to: the outcome of the Company's litigation with AHP, the outcome of stockholder and other litigation, the Company's ability to both reduce current amounts owed its significant vendors and pay such amounts over an extended time period, the ability for the Company's common stock to continue trading on the Nasdaq National Market, the Company's ability to obtain new distribution channels to sell its products, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence on third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition. Provided that the Company can successfully sell its remaining 900,000 shares in the Internet company and successfully negotiate a composition arrangement, the Company believes that its capital resources will enable it to maintain reduced operations for the next three months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

         The Company has been informed by its independent public accountants that, depending on the success of PharmaPrint in mitigating the liquidity risks referred to above prior to the completion of their audit of the Company's financial statements for the year ending March 31, 2000, their auditor's report on those financial statements may be qualified in that these matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

         Inventories are stated at the lower of cost (determined on a specific identification method) or market and consisted of the following:

                                                         December 31,              March 31,
                                                             1999                    1999
                                                       -------------------    --------------------
              Raw materials                            $    1,128,664         $      5,095,645
              Work-in-process                               4,784,878                8,382,471

              Finished product                                267,826                      ---
                                                       -------------------    --------------------

              Total inventories                        $    6,181,368         $     13,478,116
                                                       ===================    ====================

FIXED ASSETS

         Fixed assets are stated at cost and consisted of the following:

                                                           December 31,              March 31,
                                                               1999                     1999
                                                       --------------------    -------------------
              Equipment                                $     2,375,360         $     1,090,655
              Furniture                                        207,500                 202,781
              Less accumulated depreciation                   (424,762)               (237,244)
                                                       --------------------    -------------------
                                                       $     2,158,098         $     1,056,192
                                                       ====================    ===================

         Depreciation is provided using the straight-line method over the estimated useful life for equipment of three to ten years and furniture for five years.

INVESTMENTS

         At December 31, 1999, the Company owned 1,900,000 shares of common stock in a privately held Internet company which is accounted for under the cost method. The investment is carried at no cost. Subsequent to December 31, 1999, the Company sold 1,000,000 shares of the common stock to fund ongoing operations and has a contract to sell the balance of the shares.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to expenses as incurred. For the nine months ended December 31, 1999, the Company included in research and development approximately $907,000 of production costs incurred in the manufacturing of salable products.

LOSS PER SHARE

         Pursuant to SFAS No. 128, basic loss per share is computed based on the weighted average number of common shares outstanding for the period. Diluted loss per share is computed assuming dilution from stock options, warrants and Convertible Preferred Stock. For the three months ended December 31, 1999 and for the nine months ended December 31, 1998 and 1999, the Company excluded all outstanding stock options, warrants and Convertible Preferred Stock from the diluted computation, as their effect is anti-dilutive. For the three months ended December 31, 1998, 1,358,631 dilutive options and warrants were included in the computation of dilute income per common share.

4.       COMMITMENTS AND CONTINGENCIES

         In June 1998, the Company entered into a three-year service agreement with a vendor. Under the terms of the agreement, effective July 1, 1998, the vendor provided certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company was committed to reimburse the vendor a minimum of $300,000 per quarter. The Company was also subject to the following termination fees: (i) $700,000 if the agreement was terminated within 6 to 12 months of its effective date; (ii) $200,000 if the agreement was terminated within 12 to 24 months of its effective date and (iii) $100,000 if the agreement was terminated after 24 months of its effective date. During the nine months ended December 31, 1999, the Company did not meet its minimum manufacturing quantity pursuant to the agreement and recorded a $223,000 expense to cost of goods sold. In July 1999, the Company cancelled the agreement with the vendor and recorded a $200,000 termination fee, classified as a cost of sales expense for the nine months ended December 31, 1999.

         In August 1999, the Company entered into several 30-month agreements with a vendor to provide various manufacturing and management consulting services. Pursuant to the management agreement, the Company has agreed to reimburse the vendor $33,000 per month in exchange for, among other things, general management services, access to the manufacturer's standard operating procedures and computer systems and general assistance in the establishment of the Company's own manufacturing site.

5.       CONVERTIBLE PREFERRED STOCK

         On June 4, 1999, the Company completed a $10 million private placement (the "Private Placement") of Series A Convertible Preferred Stock ("Series A Preferred Stock") with RGC International Investors, LDC (the "Investor"). The Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to the lessor of (i) $8.55 (120% of the average closing bid price of the Company's common stock for the three trading days prior to the execution of definitive documentation on June 4, 1999) and (ii) 100% of a measure of the market price of the common shares at the time of conversion, upon the terms and subject to the conditions set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, (the "Agreement).

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

         Upon the occurrence of certain liquidation events as defined in the Agreement, the holders of Series A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to the Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. The Preferred Stock is also redeemable at the option of the holder if at the time of conversion the Company fails to issue common shares to the holders of the Preferred Stock or if the registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock is not effective for certain specified periods.

         The Company has reached an agreement with the Investor to remove certain redemption features of the Series A Preferred Stock. In addition, the Company has agreed that it will seek stockholder approval to remove certain limitations on the aggregate number of shares of common stock that may be issued upon conversion of the Preferred Stock.

         As of February 11, 2000, 2,890 shares of Preferred Stock were converted into 2,776,236 shares of common stock.

6.       JOINT VENTURE

         In February 2000, Pharmaprint and ShenZhen ZeGu Venture Capital Co., Ltd., a wholly owned subsidiary of China New Industries Investment Co., Ltd. signed a binding legal agreement for the creation of a joint venture. Under the terms of the agreement, PharmaPrint will own 51% of the joint venture in exchange for contributing certain rights to its proprietary technology. China New Industries will contribute $6 million in cash and receive in return 49% of the joint venture equity shares. China New Industries' initial contribution is $1.5 million in cash; the remaining capital contributions will be provided in installments over a two-year period in accordance with relevant laws. The agreement provides that profits will be distributed based on each party's percentage ownership of equity in the joint venture; however, at the time of such distributions, if any, the Company will pay a nominal administrative fee to its partner. PharmaPrint will transfer use rights to its technology with respect to manufacturing, testing and quality control of herbal-based health products; provide necessary technical assistance and services; and grant the joint venture an exclusive license for the use of the PharmaPrint patents, trade secrets and trademarks in China and the Asia Pacific regions, while retaining title to these technologies. The agreement is subject to approval by both parties' governing boards and certain regulatory agencies.

7.       STOCKHOLDERS LITIGATION

         On February 3, 2000, the Company was served with a class action complaint filed January 5, 2000, as amended January 27, 2000, in the U. S. District Court, District of New Jersey. This action is on behalf of all those who purchased or acquired the common stock of PharmaPrint between July 1, 1999 and November 15, 1999. The Company was also served with a class action complaint filed January 20, 2000, also in the U. S. District Court, District of New Jersey. This action is on behalf of all persons who purchased the common stock of PharmaPrint from April 1, 1999 through November 17, 1999. The plaintiffs are seeking compensatory damages, and other costs and expenses, including legal fees. The Company and its officers intend to vigorously defend the merits of the lawsuit.

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

        The Company has commercialized, or intends to commercialize development efforts for four distinct product lines derived from botanical sources.

        In October 1997, the Company entered into several agreements with AHP whereby the Company applied its PharmaPrint-TM- Process to produce a line of high quality herbal dietary supplement products marketed by AHP under the Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreements, AHP paid the Company $2,500,000 as an up-front licensing fee. AHP commenced marketing PharmaPrint's six herbal dietary supplement products (echinacea, garlic, ginseng, ginkgo biloba, saw palmetto and St. John's wort) in October 1998. In November 1998, AHP and PharmaPrint entered into an agreement whereby AHP paid PharmaPrint $5,000,000 as reimbursement for certain development and production costs and increased the per unit amount to be paid by AHP to PharmaPrint for AHP Products delivered or to be delivered prior to February 28, 1999. In April 1999, AHP and PharmaPrint entered into an additional agreement that extended the per unit cost increase paid by AHP to PharmaPrint for AHP Products delivered or to be delivered from March 1, 1999 through July 31, 1999. Currently, no agreement has been reached for a permanent price increase and, therefore, the Company recorded sales to AHP subsequent to July 31, 1999 based upon prices agreed to in the AHP agreements. On October 21, 1999, the Company received a one year termination notice regarding the manufacture of certain products for AHP. From October 21, 1999 through November 15, 1999, the Company engaged in meaningful discussions with AHP to resolve certain issues between the companies. On November 15, 1999, the Company was informed that, on November 8, 1999, AHP initiated an action against PharmaPrint in the Superior Court of New Jersey, Morris County Law Division, alleging a number of claims including breach of contract. AHP is seeking monetary damages, declatory judgement and injunctions. On November 16, 1999, PharmaPrint Inc. initiated an action against AHP in the Orange County, California Superior Court, alleging a number of claims including misappropriation of trade secrets, breach of contract, violation of unfair competition laws and breach of the implied covenant of good faith and fair dealing. PharmaPrint is seeking monetary damages, preliminary and permanent injunctions, punitive damages, restitution and disgorgement and other damages.

        During the nine months ended December 31, 1999, the Company, utilizing the PharmaPrint-TM- Process, completed the development of an initial line of herbal products (echinacea, garlic, ginseng, ginkgo biloba, saw palmetto and St. John's wort) combined with vitamins and/or minerals. The Company has reached agreements with three Internet retailers to sell PharmaPrint combination products on each of the retailers websites and commenced deliveries of such products in October 1999. To date, the Company has not recognized any meaningful sales to these customers. The Company is also marketing the combination products to food, drug and mass market merchandisers, direct marketers and additional Internet retailers.

        Another application of the PharmaPrint-TM- Process is the development of FDA-approvable pharmaceuticals from natural plant sources. The Company has completed a Phase II study for its initial pharmaceutical product candidate, PPRT-321, a saw palmetto-derived drug that is being developed for the treatment of symptoms associated with BPH. The clinical study demonstrated that the product was safe and appeared to improve symptoms associated with an enlarged prostate gland. The Company is currently devoting no resources to its pharmaceutical program.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999

         Revenue for the three months ended December 31, 1999, was $493,476 compared to $11,878,624 for the three months ended December 31, 1998. Cost of sales for the three months ended December 31, 1999, was $4,119,238 compared to $3,545,191 for the three months ended December 31, 1998. Gross margin for the three months ended December 31, 1999, was ($3,625,762) compared to $8,333,433 for the three months ended December 31, 1998. Revenue and cost of sales in both periods were derived primarily from the manufacture of products for sale to AHP. The decrease in revenue was primarily attributable to a reduction in the number of capsules ordered by and sold to AHP. Additionally, during the three months ended December 31, 1998, the Company recognized $7,500,000 in revenue relating to $2,500,000 in deferred revenue realized as a result of the launch of the AHP products and $5,000,000 received from AHP for certain development costs. The decrease in cost of sales was primarily attributable to reduction in the number of capsules ordered by and sold to AHP offset by certain inventory write-downs realized during the three months ended December 31, 1999, for unsalable inventory relating to AHP. The decrease in gross profit was primarily attributable to a lower transfer price per capsule sold after July 31, 1999, a higher cost to produce certain products that comprised the majority of capsules sold to AHP, certain inventory write-downs and the $7,500,000 payment received from AHP during the three months ended December 31, 1998.

         Research and development expenses for the three months ended December 31, 1999, decreased $2,813,574, or 69.5%, to $1,237,630, from $4,051,204 for the three months ended December 31, 1998. The decrease was primarily attributable to decreased development efforts related to the Company's dietary supplement products, a reduction in stability testing requirements, and the timing of costs associated with animal toxicology studies, clinical trials and other IND related initiatives.

         General and administrative expenses for the three months ended December 31, 1999, increased $1,103,169, or 74.8%, to $2,577,294 from
$1,474,125 for the three months ended December 31, 1998. The increase was primarily attributable to increased equipment rental costs, increased Company marketing efforts, higher interest expense, increased depreciation and amortization expenses, increased legal fees and an increase in bad debt expense. During the three months ended December 31, 1999, the Company implemented a reduction in force with respect to its personnel.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1999

         Revenue for the nine months ended December 31, 1999, was $6,492,867 compared to $16,140,795 for the nine months ended December 31, 1998. Cost of sales for the nine months ended December 31, 1999, were $10,603,575 compared to $6,998,349 for the nine months ended December 31, 1998. Gross margin for the nine months ended December 31, 1999, was ($4,110,708) compared to $9,142,446 for the nine months ended December 31, 1998. Revenue and cost of sales in both periods were derived primarily from the manufacture of products for sale to AHP. The decrease in revenue was primarily attributable to a reduction in the number of capsules ordered by and sold to AHP. Additionally, during the nine months ended December 31, 1998, the Company recognized $7,500,000 in revenue relating to $2,500,000 in deferred revenue realized as a result of the launch of the AHP products and $5,000,000 received from AHP for certain development costs. The increase in cost of sales related primarily to the Company's minimum manufacturing requirement at a vendor, higher cost to produce certain products that comprised the majority of capsules sold to AHP and certain inventory write-downs realized for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. The decrease in gross margin for the nine months ended December 31, 1999 compared to December 31, 1998 was primarily attributable to the $7,500,000 of licensing and development fees recognized during the nine months ended December 31, 1998, a lower transfer price per capsule sold after July 31, 1999, the Company's minimum manufacturing requirement at a vendor and a higher cost to produce certain products that comprised the majority of capsules sold to AHP during the nine months ended December 31, 1999.

         Research and development expenses for the nine months ended December 31, 1999, decreased

$7,912,598, or 54.6%, to $6,581,289, from $14,493,887 for the nine months ended
December 31, 1998. The decrease was primarily attributable to reduced costs associated with animal toxicology studies, clinical trials and other IND related initiatives and decreased development efforts related to the Company's dietary supplement products.

         General and administrative expenses for the nine months ended December 31, 1999, increased $2,232,286, or 54.7%, to $6,313,926 from
$4,081,640 for the nine months ended December 31, 1998. The increase was primarily attributable to increased equipment rental costs, higher interest expense, additional staff prior to a reduction in force, Company marketing efforts, higher interest expenses, increased depreciation and amortization expenses, increased legal fees and an increase in bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through the sale of equity securities and through the sale of shares of common stock in an Internet company. From inception (September 15, 1994) through May 1996, the Company had raised an aggregate net amount of approximately $2,100,000 through private sales of equity securities. In August 1996, the Company completed an initial public offering of 3,000,000 shares of its common stock at $5.00 per share, raising net proceeds of approximately $12,700,000. In February 1998, the Company completed a public offering of 2,587,500 shares of its common stock at $10.50 per share. The net proceeds from this public offering were approximately $24,400,000.

         On June 4, 1999, the Company completed a $10 million private placement (the "Private Placement") of Series A Convertible Preferred Stock ("Series A Preferred Stock") with RGC International Investors, LDC (the "Investor"). The Series A Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to the lessor of (i) $8.55 (120% of the average closing bid price of the Company's common stock for the three trading days prior to the execution of definitive documentation on June 4, 1999) and
(ii) 100% of a measure of the market price of the common stock at the time of conversion, upon the terms and subject to the conditions set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, (the "Agreement").

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

         Upon the occurrence of certain liquidation events as defined in the Agreement, the holders of Series A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to the Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. The Preferred Stock is also redeemable at the option of the holder at the time of conversion the Company fails to issue common shares to the holders of the Preferred Stock or if the registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock is not effective for certain specified periods.

         As of February 11, 2000, 2,890 shares of Preferred Stock were converted into 2,776,236 shares of common stock.

         The Company has reached an agreement with the Investor to remove certain mandatory redemption features of the Series A Preferred Stock. In addition, the Company has agreed that it will seek stockholder approval to remove certain limitations on the aggregate number of shares of common stock that may be issued upon conversion of the Preferred Stock.

         As of December 31, 1999, the Company's staff of full-time employees and consultants was 19.

         In June 1998, the Company entered into a three-year service agreement with a vendor. Under the terms of the agreement, effective July 1, 1998, the vendor provided certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company was committed to reimburse the vendor a minimum of $300,000 per quarter. The Company was also subject to the following termination fees: (i) $700,000 if the agreement was terminated within 6 to 12 months of its effective date; (ii) $200,000 if the agreement was terminated within 12 to 24 months of its effective date and (iii) $100,000 if the agreement was terminated after 24 months of its effective date. During the nine months ended December 31, 1999, the Company did not meet its minimum manufacturing quantity pursuant to the agreement and recorded a $223,000 expense to cost of goods sold. In July 1999, the Company cancelled the agreement with the vendor and recorded a $200,000 termination fee, classified as a cost of sales expense for the nine months ended December 31, 1999.

         The Company decreased its inventories to approximately $6,181,368 at December 31, 1999, from approximately $13,478,000 at March 31, 1999. This decrease was primarily attributable to the Company having sufficient inventory on hand to supply AHP with product deliveries during the nine months ended December 31, 1999, inventory used in the Company's research and development efforts and certain write-downs of inventory relating to the AHP Products.

         In December 1999, the Company paid all outstanding principal and interest due under a credit agreement with a bank. The Company currently has no existing credit agreement with a bank.

         The Company is currently negotiating a composition arrangement with its significant vendors that includes both a reduction in the total amounts owed such vendors and an extended payment plan should the vendors accept a reduced payment and extended payment terms. The Company is also considering issuing either common stock or warrants to purchase common stock to the vendors as an incentive for the vendors to accept a reduced cash payment and extended payment terms. If the Company is unable to successfully negotiate a reduced payment structure with its vendors, the Company will evaluate other options including, but not limited to, seeking protection from the bankruptcy court.

         The Company is presently funding its ongoing operations with cash on hand and through the sale of shares of common stock held by the Company in a privately held Internet company. At December 31, 1999, the Company held 1,900,000 shares of common stock in the Internet company. Through February 11, 2000, the Company had sold 1,00,000 shares of common stock in the Internet company for an aggregate $1,200,000. The Company and a third party have extended a stock purchase agreement through February 28, 2000, for the sale of the remaining 900,000 shares of common stock held by PharmaPrint in the Internet company.

         In October 1999, the Company was informed that it no longer complies with Nasdaq's net tangible assets/market capitalization/total assets and total revenue requirement as set forth in Nasdaq Marketplace Rule 4450 (b)
(01) (A). The Company has been granted a hearing, held on February 11, 2000, to discuss the Company's continued listing on the Nasdaq National Market. The Company submitted a plan, which was reviewed at the hearing, to demonstrate its ability to sustain long-term compliance with the net tangible asset requirement. The Company believes that maintenance of this requirement should allow for continued listing on the Nasdaq National Market. The Company further believes that it currently complies with all other requirements necessary to maintain listing of its stock on the Nasdaq National Market.

         The Company believes that Nasdaq will rule on the hearing in the near future. Based on the outcome of the hearing, the Company's shares may continue to trade on the Nasdaq National Market, the Company may be granted a further temporary stay of delisting, the Company may qualify to trade on the Nasdaq Small Cap Market, or the shares may be delisted from the Nasdaq National Market. If the shares are delisted, they would likely be quoted in the NASD Electronic Bulletin Board.

         The Company is currently seeking to raise additional equity and/or debt capital. The Company's ability to raise sufficient capital and future capital requirements will depend on many factors, including but not limited to: the outcome of the Company's litigation with AHP, the outcome of stockholder and other litigation, the Company's ability to both reduce current amounts owed its significant vendors and pay such amounts over an extended time period, the ability for the Company's common stock to continue trading on the Nasdaq National Market, the Company's ability to obtain new distribution channels to sell its products, cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence on third parties, uncertainties related to the PharmaPrint-TM- Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition. Provided that the Company can successfully sell its remaining 900,000 shares in the Internet company at a minimum of $1.20 per share, the Company believes that its capital resources will enable it to maintain reduced operations for the next three months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

         The Company has been informed by its independent public accountants that, depending on the success of PharmaPrint in mitigating the liquidity risks referred to above prior to the completion of their audit of the Company's financial statements for the year ending March 31, 2000, their auditor's report on those financial statements may be qualified in that these matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The conversion from a calendar year 1999 to calendar year 2000 occurred without any significant disruption to the Company's business systems. The costs associated with the Y2K project to date, which were not material, have been expensed as incurred.


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

         On November 16, 1999, PharmaPrint initiated an action against American Home Products Corporation ("AHP") in the Orange County, California Superior Court alleging a number of claims including misappropriation of trade secrets, breach of contract, violation of unfair dealing. PharmaPrint is seeking monetary damages, preliminary and permanent injunctions, punitive damages, restitution and disgorgement and other damages.

         The Company was informed on November 15, 1999, that, on November 8, 1999, AHP initiated an action against PharmaPrint in the Superior Court of New Jersey, Morris County Law Division alleging a number of claims including breach of contract. PharmaPrint has not yet been served with a complaint in this action. PharmaPrint believes that AHP is seeking monetary damages, delcaratory judgement and injunctions. PharmaPrint believes that it has meritorious defenses to AHP's action and intends to vigorously defend itself.

         In December 1999, the Company initiated an action against Applied Analytical Industries, Inc. ("AAI") of Wilmington, North Carolina, filed in the New Hanover North Carolina, Superior Court, for claims, including but not limited to, breach of contract, fraudulent inducement and fraud and negligence arising out of various manufacturing and analytical agreements between the companies. PharmaPrint is seeking $4.8 million in damages. AAI has filed an answer and counter claim for damages not exceeding that amount sought by PharmaPrint.

         On February 3, 2000, the Company was served with a class action complaint filed January 5, 2000, as amended January 27, 2000, in the U.S. District Court, District of New Jersey. The action is on behalf of all those who purchased or acquired the common stock of PharmaPrint between July 1, 1999 and November 15, 1999. The Company was also served with a complaint filed January 20, 2000, also in the U. S. District Court, District of New Jersey. This action is on behalf of all persons who purchased the common stock of PharmaPrint from April 1, 1999 through November 17, 1999. Each complaint has named the Company and certain current and former officers as defendants. The plaintiff's are seeking compensatory damages, and other costs and expenses, including legal fees. The Company and its officers intend to vigorously defend the merits of the lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

            (a)      The following exhibits are included herein:

                     27.1 Financial Data Schedule

            (b) A report on Form 8-K was filed on November 17, 1999, regarding certain litigation with AHP.

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PHARMAPRINT INC.


                                            /s/ James R. Wodach
                                            ---------------------------------
                                            James R. Wodach
                                            Senior Vice President and
                                            Chief Financial Officer
Date: February 14, 2000