Form 10-K
period 2000-03-31
PHARMAPRINT INC
filed 2000-08-17
CIK 935155

                    U. S. SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO                      .
                                   ------------------    --------------------

                        Commission File Number 000-21141


                                PHARMAPRINT INC.
           (Name of small business issuer as specified in its charter)


           DELAWARE                                             33-0640125
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification no.)


       4701 VON KARMAN, SUITE 201
        NEWPORT BEACH, CALIFORNIA                                  92660
(Address of principal executive offices)                         (Zip code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 794-7778

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

        Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No |X|

        Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Based upon the closing price of $ .43 per share of Common Stock as reported on the NASDAQ Stock Market on August 14, 2000, the aggregate market value of the Issuer's voting stock held by non-affiliates was $7,211,243. Solely for purposes of this computation, the Issuer's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not construed to be, an admission of the Issuer or such directors and executive officers that any of such persons are "affiliates", as that term is defined under the Securities Act of 1934, as amended.

        There were approximately 17,155,767 issued and outstanding shares of the Issuer's Common Stock, $.001 par value per share at August 14, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                PHARMAPRINT INC.

                                TABLE OF CONTENTS

COVER PAGE                                                                     I

TABLE OF CONTENTS                                                              i

PART I

     Item 1.   Description of Business                                         1
     Item 2.   Properties                                                     19
     Item 3.   Legal Proceedings                                              19
     Item 4.   Submission of Matters to a Vote of Security Holders            20

PART II

     Item 5.   Market for PharmaPrint Inc. Common Stock and Related
                 Stockholder Matters                                          20
     Item 6.   Selected Financial Data                                        22
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          22
     Item 7a.  Quantitative and Qualitative Disclosures About
                 Market Risk                                                  27
     Item 8.   Financial Statements and Supplementary Data                    28
     Item 9.   Change In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                          29

PART III

     Item 10.  Directors and Executive Officers of PharmaPrint Inc.           30
     Item 11.  Executive Compensation                                         32
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management                                               35
     Item 13.  Certain Relationships and Related Transactions                 36
     Item 14.  Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                                     37
     SIGNATURES                                                               39

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forwarding-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We are including this statement in order to avail ourselves of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Examples of forward-looking statements include, but are not limited to:

         o projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters;

         o statements of our plans and objectives or the plans and objectives of our Board of Directors;

         o  statements of future economic performance;

         o statements of assumptions underlying other statements and statements about us and our business relating to the future; and

         o any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

        Our ability to predict projected results or the effect of certain events on our operating results is inherently uncertain. Therefore, we wish to caution each reader to carefully consider factors discussed elsewhere in this Annual Report on Form 10-K, including the sections entitled "Factors Affecting our Business Conditions" and the risks discussed in our other Securities and Exchange Commission filings, including our quarterly report on Form 10-Q for the period ended December 31, 1999. Any or all of the factors have in the past or could in the future affect our ability to achieve our anticipated results and could cause actual results to differ materially from those discussed herein.

         PharmaPrint(TM) is a trademark of our company.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We are a Delaware corporation that was formed in order to complete the development of and commercialize the research conducted over a twenty-year period at the University of Southern California School of Medicine.

OVERVIEW

         We use our proprietary development and manufacturing process technologies, which we refer to as the PharmaPrint(TM) Process, to develop high quality dietary supplement, functional food and pharmaceutical products from botanical sources. We believe that our PharmaPrint(TM) Process technology represents a new paradigm in the development of therapeutic products from botanical sources. Unlike the traditional drug development process of identifying, isolating and synthesizing single bioactive molecules from plant and other sources, our core technologies were developed based on empirical data suggesting that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plant's effectiveness. The PharmaPrint(TM) Process technology enables us to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce products having consistent batch-to-batch quantities and ratios of these bioactives.

         We contemplate applying several commercialization strategies with our PharmaPrint(TM) Process technology. The first application of the PharmaPrint(TM) Process is for the development of high quality herbal dietary supplements. In October 1997, we entered into several agreements with American Home Products Corporation pursuant to which we applied the PharmaPrint(TM) Process to produce a line of high quality herbal dietary supplement products. In 2000, the license and supply agreements with American Home Products Corporation were terminated. Accordingly, we are seeking to license our technology for the development of dietary supplement products.

         Another application of the PharmaPrint(TM) Process is the development of FDA-approvable pharmaceuticals from natural plant sources. We have completed a Phase II study for our initial pharmaceutical product candidate, PPRT-321, a saw palmetto-derived drug intended to treat symptoms associated with benign prostatic hyperplasia ("BPH"). The clinical study demonstrated that the product was safe and appeared to improve symptoms associated with an enlarged prostate gland.

         Utilizing the PharmaPrint(TM) Process, we have also commenced the development of a line of herbal products combined with vitamins and/or minerals. We anticipate marketing these combination products directly to mass market and Internet retailers. We have also initiated the PharmaPrint(TM) Process for a soy-based product classified as a functional food.

PHARMAPRINT(TM) PROCESS

         The PharmaPrint(TM) Process technology is a multi-faceted proprietary process that combines drug-screening capabilities with biologically driven fractionation. The PharmaPrint(TM) Process enables us to identify, quantify and standardize the bioactive molecules within plant sources that are believed to provide therapeutic or other health benefits. This allows us to produce dietary supplements and pharmaceuticals with consistent batch-to-batch quantities and ratios of these bioactives.

         The PharmaPrint(TM) Process begins by developing a detailed profile of the active components of a potential product based upon an extensive review of available bioassays and clinical data from previous studies. We also analyze, based on current medical knowledge, the relationship between the active components of a potential product and the targeted disease. The potential product is screened in a series of relevant bioassays to analyze the relationship between its aggregate bioactivity and clinically relevant endpoints.

         Using conventional chemical separation techniques, a sample of the botanical is then separated into groups of fractions selected for their potential biological activity or contribution to biological activity. The bioactivity of each fraction is determined through an iterative application of a series of selected bioassays. This process of biologically-driven fractionation enables us to identify the components having the desired bioactivity as well as the components that are less active or essentially inactive. The bioactivity of individual components is compared to the bioactivity of the aggregate compound and correlated with clinically relevant endpoints.

         The botanical is also analyzed using conventional chemistry to determine the quantity of each component present. The results of this quantitative analysis are combined with the bioactivity profiles of the various components to develop chemical and bioactivity specifications. This results in a composition that has precise chemical and bioactivity profile that is the compound's "pharmaprint." The PharmaPrint(TM) Process itself does not assure efficacy of our products. We may only make claims of efficacy after we conduct successful clinical trials, which we will not conduct with respect to our dietary supplement products.

         Once a compound's pharmaprint has been established, we test successive batches of the compound for conformity to that pharmaprint. Various batches of raw plant material for the same compound can vary significantly in composition and bioactivity. If necessary, we may conform the raw plant material to the pharmaprint through the addition of various fractions or selective batch mixing. However, we reject raw plant material that is significantly outside the pharmprint's quantitative and bioactivity ranges. Product batches manufactured to the specifications for that compound should have consistent bioactive compositions and potencies. Accordingly, we believe that compounds produced through the PharmaPrint(TM) Process, unlike previously available versions of botanicals, can be expected to deliver consistent pharmacological results and, in the case of pharmaceuticals, to qualify for potential FDA approval.

         We have filed applications with the United States Patent and Trademark Office for a broad process patent covering a method for making high quality botanicals that incorporates the steps that make up the PharmaPrint(TM) Process, as well as additional patent applications covering the application of this method to the manufacture of 11 specific botanical preparations. On March 21, 2000, the United States Patent and Trademark Office issued U.S. Patent No. 6,039,950 to us covering the method of the PharmaPrint(TM) Process in the product of high quality saw palmetto preparations. We also received a Notice of Allowability from the United States Patent and Trademark Office of a patent covering the method of the PharmaPrint(TM) Process in the production of high quality St. John's Wort preparations. On June 1, 2000, we received Australian Patent No. 716,155, which provides broad patent protection for the PharmaPrint(TM) Process in Australia. Additional patent applications are pending in the United States Patent and Trademark Office and in various foreign Patent Offices. Although we have received certain other patents on products we do not currently intend to commercialize, to date, we have not received any other patents or notices of allowance of any other patent applications for the PharmaPrint(TM) Process or for any additional other products which we intend to commercialize.

BUSINESS STRATEGY

         We intend to use the PharmaPrint(TM) Process:

         o as a platform technology to develop and produce multi-molecule, botanical-derived products for sale in the dietary supplement market;

         o for botanical pharmaceutical candidates that require approval from the FDA; and

         o  for functional food products.

We believe that our PharmaPrint(TM) Process will enable us to make claims of bioactivity and potency that cannot be made about other existing botanical products.

         We intend to apply our PharmaPrint(TM) Process to develop high quality herbal dietary supplements and are applying the PharmaPrint(TM) Process to other dietary supplement and functional food product candidates. We believe that the PharmaPrint(TM) Process will enable us to manufacture dietary supplement products with standardized compositions and amounts of bioactives that will have a competitive advantage over currently available products, which vary widely in terms of composition.

         We also intend to apply our PharmaPrint(TM) Process to the development of pharmaceuticals derived from botanical products that are documented in medical literature as having long histories of safe use and have demonstrated indications of efficacy. We believe that the PharmaPrint(TM) Process will enable us to produce multi-molecule, plant-derived compounds that, for the first time, will have sufficient consistency of composition and potency to qualify for clinical testing and potential FDA approval as a pharmaceutical.

         We will attempt to commercialize our products through collaborative arrangements in the United States, Europe and Asia.

         While we are developing dietary supplement and pharmaceutical products from the same plant sources, these products should differ in several important respects. Due to varying regulatory requirements, we expect that the products will have different formulations. In addition, we believe the advertising and labeling of our pharmaceuticals will include approved claims to treat or prevent a disease while our dietary supplements will be marketed without such claims. Additionally, consumers should typically be entitled to insurance reimbursement for the cost of pharmaceutical products while such reimbursement will not likely be available for our dietary supplement products.

DIETARY SUPPLEMENT AND FUNCTIONAL FOOD BUSINESSES

         We have applied our PharmaPrint(TM) Process technology to the development of high quality herbal dietary supplements. We have developed six of the most commonly used herbal dietary supplements. These dietary supplements are derived from echinacea, garlic, ginkgo biloba, ginseng, saw palmetto and St. John's wort.

         Our testing has indicated that different manufacturers' versions of currently marketed herbal dietary supplements vary widely in terms of product composition and bioactive molecules and some contain no bioactives. The variance in bioactive molecules creates differing levels of benefit to the consumer. We believe that because the PharmaPrint(TM) Process provides for a standardization of the bioactive composition of the dietary supplement, consumers should have greater confidence in our products. We include on each product a label containing the significant bioactive molecules present in the herbal supplement.

         Utilizing the PharmaPrint(TM) Process, we have also commenced the development of a line of herbal products combined with vitamins and/or minerals. We anticipate marketing these products directly to mass market and Internet retailers. We have also initiated the PharmaPrint(TM) Process for a soy-based product classified as a functional food.

PHARMACEUTICAL BUSINESS

         Although botanicals are source material for many single chemical entity pharmaceuticals available in the United States, we do not believe that any multi-molecule, plant extract has ever received approval by the FDA to be marketed as a pharmaceutical. While formal FDA guidelines for these plant extracts have not yet been issued, the FDA has allowed clinical trials to commence for certain botanical compounds, including our Phase II study on PPRT-321 (a saw palmetto-derived drug candidate). At recent Drug Information Association meetings, FDA officials provided participants with informal guidance as to certain requirements for the testing of botanical pharmaceuticals, particularly those with well-documented histories of safe use.

         We have and will continue to incorporate this informal guidance, as well as our experience with the FDA in the development of PPRT-321, into our regulatory strategy to begin clinical trials at the Phase II stage. We also intend to perform concurrent toxicology studies. While the historical human safety data for each drug candidate will be evaluated by the FDA on an individual basis, drug candidates for which the FDA permits the sponsor to proceed directly to Phase II clinical trials will have the potential for more rapid approval with accompanying cost savings as compared to traditional drugs for which historical safety data is not as extensive. Based upon an investigational new drug exemption application that documented the extensive historical safety of saw palmetto, the FDA permitted us to proceed directly to Phase II clinical studies for PPRT-321, while concurrently conducting toxicology studies.

         We select our drug candidates based on an extensive review of available scientific and clinical literature to determine whether a particular candidate has a history of safety and demonstrated indications of efficacy. While the clinical trials described in such literature have not been conducted to FDA parameters and may not have used standardized products or had the well defined end points or protocols, controls and procedures typical of FDA reviewed clinical trials, we believe that these trials and, in particular, the safety data from such studies, provide a useful starting point for examining potential drug candidates. We also analyze the targeted indication to evaluate whether recognizable end points to study are available and whether the indication is appropriate for treatment with a prescription or over-the-counter product. In addition, we assess the potential market for such product by evaluating the number of individuals afflicted with the specific disease or physical condition and the potential for product sales.

         We intend to develop our drug candidates in collaboration with other companies. We are currently in discussions with several pharmaceutical companies regarding the joint development of our botanical pharmaceuticals. The application of the PharmaPrint(TM) Process to a potential drug candidate and the preparation of an investigational new drug exemption application for such drug should typically take six to twelve months. The particular drug candidates that we will focus our attention on at any given time are dependent upon many factors, including the interest of potential partners and our available resources. Upon receiving approval by the FDA of our pharmaceutical products, their sale price will be based upon:

         o  market factors;

         o  costs incurred to develop these products;

         o  costs incurred to manufacture these products; and

         o  other relevant considerations.

CURRENT PHARMACEUTICAL PRODUCT CANDIDATES

         Our current pharmaceutical product candidates are as follows:


PRODUCT             PLANT SOURCE         ANTICIPATED INDICATION                   STATUS
-------             ------------         ----------------------                   ------
PPRT-321             Saw palmetto             BPH symptoms              Initial Phase II Study Complete
PPRT-152            St. John's wort          Antidepressant             PharmaPrint(TM)Process Complete
PPRT-424             Ginkgo biloba        Cognitive disorders           PharmaPrint(TM)Process Complete
PPRT-211               Valerian                 Insomnia                PharmaPrint(TM)Process Complete


         PPRT-321 (saw palmetto)

         PPRT-321, our serenoa repens (saw palmetto) pharmaceutical candidate is expected to treat the symptoms associated with Benign Prostatic Hyperplasia, a non-cancerous enlargement of the innermost part of the prostate. Benign Prostatic Hyperplasia frequently results in a gradual squeezing of the part of the urethra that runs through the prostate and an inability to completely empty the bladder. This causes patients to experience a frequent urge to urinate and a burning sensation or similar discomfort during urination.

         We have applied our PharmaPrint(TM) Process to develop a standardized version of PPRT-321. In July 1997, we filed an investigational new drug exemption application with the FDA to begin clinical trials. Based upon our investigational new drug exemption application that documented the extensive historical safety of saw palmetto, the FDA permitted us to proceed directly to Phase II clinical studies for PPRT-321, while concurrently conducting toxicology studies. In March 1999, we completed an initial Phase II clinical study for PPRT-321. The results of the study supported the safety of the product and that it appeared to improve symptoms associated with an enlarged prostate gland. We are currently evaluating further studies for PPRT-321. Additionally, concurrent with our Phase II study, we commenced toxicology testing.

         PPRT-152 (St. John's wort)

         PPRT-152, our hypericum perforatum or St. John's wort derived pharmaceutical candidate, is expected to treat mild to moderate depression. While mild to moderate depression is estimated to affect approximately 18 million people in the United States, St. John's wort has not been approved under United States law to be marketed to treat this condition.

         We have applied our PharmaPrint(TM) Process to develop a standardized version of PPRT-152. We will, in the future, determine whether and during what time-frame we will pursue further development activities in connection with PPRT-152, based upon:

         o the interest of our corporate partners in continuing to develop this drug;

         o  our available resources; and

         o  other relevant considerations.

         Unless and until we receive marketing approval from the FDA for our St. John's wort derived products, we may not market these products through claims for, or with intended uses in, the treatment or prevention of disease, including mild to moderate depression.

         PPRT-424 (ginkgo biloba)

         PPRT-424, our ginkgo biloba derived pharmaceutical candidate, is expected to treat a range of cognitive disorders. While several traditional pharmaceutical candidates are being developed by pharmaceutical companies, we believe there are very few products currently available to treat this indication.

         We have applied our PharmaPrint(TM) Process to develop a standardized version of PPRT-424. We will, in the future, determine whether and during what time-frame we will pursue further development activities in connection with PPRT-424, based upon:

         o the interest of our corporate partners in continuing to develop this drug;

         o  our available resources; and

         o  other relevant considerations.

         Unless and until we receive marketing approval from the FDA for our ginkgo biloba derived products, we may not market products through claims for, or with intended uses in, the treatment or prevention of disease, including cognitive disorders.

          PPRT-211 (valerian)

          PPRT-211, our valerian derived pharmaceutical candidate, is expected to treat insomnia. Approximately 50 million Americans experience a significant sleep problem each year and approximately 60% of such people have a chronic sleep disorder.

         We have applied our PharmaPrint(TM) Process to develop a standardized version of PPRT-211. We will, in the future, determine whether and during what time-frame we will pursue further development activities in connection with PRT-211, based upon:

         o the interest of our corporate partners in continuing to develop this drug;

         o  our available resources; and

         o  other relevant considerations.

         Unless and until we receive marketing approval from the FDA of our valerian derived products, we may not market products through claims for, or with intended uses in, the treatment or prevention of disease, including insomnia.

COMPETITION

         The dietary supplement, functional food, pharmaceutical, consumer products and biotechnology industries are subject to intense competition and rapid technological change. We believe that industry-wide interest in the PharmaPrint(TM) Process and resulting products will accelerate as the technology becomes more widely recognized and that competitors may commit additional resources to develop technologies and products that compete with those which we have developed. We have numerous competitors in the United States and abroad. Our competitors include, among others:

         o  pharmaceutical companies;

         o  consumer products;

         o  herbal products;

         o  biotechnology companies;

         o  chemical companies; and

         o  universities and other research organizations.

We are not certain that these competitors will not succeed in developing technologies and products that are more effective than those which we have or may develop or that would render our technology and products obsolete and noncompetitive. In addition, if we are not successful in obtaining patent protection for our technology and products, then our competitors may be able to replicate our products.

         Many of our potential competitors have substantially greater:

         o  capital resources;

         o  research and development staffs and facilities; and

         o significantly greater experience than us in conducting toxicology testing and human clinical trials on new pharmaceutical products, in obtaining FDA and other regulatory approvals of products and in manufacturing and marketing dietary supplements, functional food and pharmaceutical products.

Accordingly, a certain number of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than we do. Moreover, we are not certain that we will have sufficient resources to undertake the continuing research and development necessary to remain competitive.

GOVERNMENT REGULATION

         To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions currently in effect. Any change in applicable laws or regulation may have a material adverse effect on our business, financial condition and results of operations. Dietary supplements are categorized as food and are regulated by the FDA pursuant to the Federal Food, Drug and Cosmetics Act, as amended by, inter alia, the Dietary Supplement Health Education Act of 1994 ("DSHEA"). DSHEA:

         o  defines dietary supplements;

         o  permits "structure/function" statements, under certain conditions;
            and

         o permits under certain conditions the use of published literature in connection with the sale of herbal products.

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

         Our activities relating to therapeutic pharmaceuticals, including toxicology testing and clinical trials, are subject to regulation by the FDA and other governmental authorities in the United States and other countries. The process of obtaining required regulatory approvals from the FDA and other authorities often takes many years, is expensive and can vary substantially based on the type, complexity and novelty of the product. While we believe that we may be able to pursue a less time consuming development process in the United States and certain foreign jurisdictions, we nevertheless will be required to engage in extensive clinical testing in order to demonstrate the safety and efficacy of our pharmaceutical products for human use. We are not certain that we will receive regulatory approval of these products on a timely basis, or at all. The sales of pharmaceutical products which we develop and our ability to generate pharmaceutical product revenues or royalties may be adversely affected by:

         o  requests for additional data from regulatory authorities;

         o  delays in obtaining regulatory approvals;

         o  failure to obtain regulatory approvals; and

         o  delays by our corporate partners, collaborators or licensees.

         Development of a pharmaceutical for human use is generally a multi-step process. In general, animal and in vitro testing must establish the potential safety and efficacy of the experimental product in a given disease. Once a product has been found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an investigational new drug exemption application is submitted to the FDA. FDA acceptance typically is granted or denied within 30 days of an investigational new drug exemption application, but may, in some circumstances, involve substantial delays. Based upon documentation in medical literature of safe use of botanical products derived from the same botanical sources as our products, we anticipate conducting concurrently with clinical trials certain development steps that are traditionally "pre-clinical."

         Generally, clinical investigations involve three phases. FDA regulated Phase I clinical studies are conducted to evaluate the safety of the experimental product in humans, drug interactions, effects of various routes, dosages and schedules of product administration, and if possible, to gain early evidence of effectiveness. The demonstration of therapeutic benefit is not required in order to complete Phase I studies successfully. If acceptable product safety is demonstrated, Phase II studies are initiated. The FDA has stated in pre-investigational new drug meetings with us that it may permit companies to proceed directly to Phase II clinical studies, while concurrently performing toxicology studies, for botanical drugs that have demonstrated safety through prior use. The FDA has permitted us to proceed directly with Phase II studies for PPRT-321. Phase II trials are designed as a preliminary evaluation of the safety and effectiveness of the product in the treatment of a given disease and to identify proper dosing. Typically, Phase II trials are well-controlled, closely monitored studies conducted on a relatively small number of patients. The optimal routes, dosages and schedules of administration should be determined in these studies. When the Phase II trials are successfully completed, Phase III studies are typically commenced. Phase III studies are expanded, controlled trials that are intended to gather pivotal information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies may also compare the safety and efficacy of the experimental product with currently available products. It is not possible to estimate the time in which FDA regulated Phase I, II and III studies will be completed with respect to a given product, although the time period could be lengthy.

         The results of initial toxicology and clinical testing are not necessarily predictive of results that will be obtained from subsequent or more extensive toxicology and clinical testing, and there can be no assurance that further clinical trials or toxicology studies will be successful. Companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Although the FDA has established a "botanical" committee to provide regulatory guidelines, including guidelines for approval of herbal medicines as pharmaceuticals, we believe that the FDA has never approved a multi-molecule, herbal pharmaceutical. Standards approved by the FDA for approval of herbal medicines that qualify as pharmaceuticals could result in competitive herbal medicines that are not developed using the PharmaPrint(TM) Process.

         Following the successful completion of clinical investigation, the toxicology and clinical evidence that has been accumulated is submitted to the FDA as part of a new drug application. Approval of the new drug application is necessary before a company may market a new drug product. The approval, if any, of the new drug application can take several years and depends upon the time it takes the FDA to review the submitted data, the FDA's comments on the application and the time required to provide satisfactory answers or additional data when requested.

         Continued compliance with Good Manufacturing Practices is required to be eligible to continue to manufacture and market the products once they are approved. Failure to comply with Good Manufacturing Practices regulations, or to comply with other applicable legal requirements, can lead to:

         o  federal seizure of violative products;

         o  injunctive actions brought by the federal government; and

         o potential criminal liability against us and our officers and employees who are responsible for the activities that lead to the violations.

         In addition to the regulatory framework for pharmaceutical product approvals, we are and may be subject to regulation under local, state, federal and foreign law, including requirements regarding occupational safety, laboratory practices and environmental protection, waste and water disposal, and hazardous substance control. We are not certain that we will not be required to incur significant costs to comply with such regulations as manufacturing is increased to commercial volumes, or that our operations, business or assets will not be materially and adversely affected by current or future laws, rules, regulations and policies.

         We cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our products, or what the effect of any such legislation or regulation on our operations would be. We are not certain that new legislation or regulation, including changes to existing laws or regulations, will not materially adversely affect our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

         We plan to achieve a competitive advantage as the only provider of multi-molecule botanical dietary supplements and pharmaceuticals that can market its products on the basis of consistent composition, the presence of at least one bioactive and proven bioactivity. This depends upon our ability to obtain patent protection covering our PharmaPrint(TM) Process that is broad enough to prevent competitors from making such claims. We applied for a broad process patent covering a method for making high quality botanicals that incorporate the steps that make up the PharmaPrint(TM) Process, as well as additional patents covering the application of this method to the manufacture of 11 specific botanical preparations. On March 21, 2000, the United States Patent and Trademark Office issued U.S. Patent No. 6,039,950 to us, covering the method of the PharmaPrint(TM) Process in the product of high quality saw palmetto preparations. We received a Notice of Allowability from the U.S. Patent and Trademark Office of a patent covering the method of the PharmaPrint(TM) Process in the production of high quality St. John's Wort preparations. On June 1, 2000, we received Australian Patent No. 716,155, which provides broad patent protection for the PharmaPrint(TM) Process in Australia. Additional patent applications are pending in the United States Patent and Trademark Office and in various foreign Patent Offices. To date we have received another patent and notice of allowance on two products developed by the PharmaPrint(TM) Process.

OUTSOURCING RELATIONSHIPS

         Our research, development and regulatory activities are performed in conjunction with various third party laboratories, manufacturing facilities and service providers. We also rely on collaborative arrangements with various third parties to manufacture, market and distribute our products.

RAW MATERIALS

         We procure the botanical extracts necessary for development of our dietary supplements and pharmaceutical products primarily from Hauser Inc., Indena SpA and Finzelberg. We believe that there are numerous alternative sources throughout the United States, Europe and Asia from which we can obtain these botanical extracts.

INSURANCE

         The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability. These risks exist in the conduct of clinical trials and with respect to the distribution and sale of those products that receive regulatory approval for commercial sale, if any. With respect to products sold as dietary supplements, we maintain product liability insurance coverage which we believe to be adequate in amount and coverage. We are not certain that such insurance will continue to be available at acceptable costs or that claims in excess of our insurance coverage or not covered by our insurance will be asserted against the us.

EMPLOYEES

         As of July 31, 2000, we had five employees engaged in research, development and general/administrative functions. We contract with external entities for many of the services we require, including research and development, regulatory and manufacturing services.

                    FACTORS AFFECTING OUR BUSINESS CONDITION

         In addition to other information included in this Annual Report, the following factors should be considered in evaluating our business and future prospects:

If we are unable to obtain additional financing, then our business will suffer.

         We will need to raise substantial additional financing in the future to support our working capital needs. As of July 31, 2000, we had on hand existing cash and cash equivalents of less than $424,066. We rely on proceeds from a secured line of credit to finance our operations. Based on our projected level of operations and funding requirements, funds from this line of credit should be sufficient to sustain our operations for only a very short period of time. Additionally, the lender has rights that effectively allow it to direct how we spend any loan proceeds that we receive and to withhold the advance of funds for any reason or for no reason at all.

         We plan to seek additional funds through equity or debt financings or through arrangements with our corporate partners. If we are unable to secure additional financing on acceptable terms within a very short period of time, then we will not be able to fully implement our business plan and our business, financial condition and results of operations may suffer.

Our auditors have raised substantial doubt about our ability to continue as a going concern.

         Due to our dependence on outside financing and the losses we have incurred since inception, our auditors have raised substantial doubt about our ability to continue as a going concern. This doubt, as expressed in their report on our financial statements as of March 31, 2000 and for the year then ended, will make it more difficult for us to attract new corporate partners and sources of additional capital.

Our proposed operations are speculative in nature and may not ever result in any operating revenues or profits.

         We are not certain that our business model, even if successful, will result in operating revenues or profits. Our success depends upon our ability to develop products and to enter into relationships with our corporate partners who will assist us in the manufacturing, marketing, sales and distribution of these products. We recently terminated our agreement with American Home Products Corporation, from which we generated virtually all of our operating revenues for the years ended March 31, 2000 and March 31, 1999. Accordingly, we do not have an established history of developing successful relationships with corporate partners who have assisted us in commercializing our products. Economic, governmental, regulatory and industry factors outside our control affect our ability to develop our products. Even if we are able to develop our products, receive regulatory approval to manufacture and distribute our products to the public and enter into agreements with corporate partners to manufacture and distribute our products, we are not certain that we will earn any profits from the sale of our products. If we are unable to earn profits from the sale of our products, then the value of our assets and the market price of our common stock will decline.

We have had a history of losses and expect continued losses in the foreseeable future.

         For the year ended March 31, 2000, we realized a net loss to common stockholders of approximately $28,048,000. For the year ended March 31, 1999, we realized a net loss to common stockholders of approximately $14,783,000. We expect to continue to incur losses for the foreseeable future and, if we ever have profits, we may not be able to sustain them. Our expenses will increase as we continue to implement our business model and as we continue to develop our products. For example, we expect to incur additional research and development expenses associated with obtaining regulatory approval of our products. We also expect to incur additional expenses in connection with hiring additional personnel to manage our company. If any of these and other expenses are not accompanied by increased revenues, then our losses will be greater than we anticipate.

We have a very limited operating history upon which you may evaluate an investment in our company.

         We began to implement our current business plan during the year ended March 31, 1999 and therefore have a very limited operating history upon which you may evaluate making an investment in our company. Accordingly, you will only be able to examine limited operating results of our company in making your investment decision.

Our existing stockholders may experience additional dilution of their ownership interests due to the issuance of shares of our common stock upon exercise or conversion of existing derivative securities, the hiring of additional personnel, in settlement of an outstanding indebtedness to our vendors, or in connection with future acquisitions of other companies.

         We may in the future issue our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We currently have 50,000,000 shares of common stock that are authorized for issuance, of which we have issued 16,830,425 shares as of March 31, 2000. We expect in the future to issue a significant amount of additional shares of our common stock to holders of our Series A Preferred Stock and holders of options and other convertible securities of the company which are currently issued and outstanding. See management discussions and analysis of financial condition and results of operations, liquidity and capital resources for a description of the conversion terms of Series A Preferred Stock.

         As of March 31, 2000, the number of shares of common stock issuable under outstanding options granted to employees, consultants and directors was 1,406,800.

         We may issue additional shares of our common stock in connection with:

         o  the hiring of additional personnel;

         o  future acquisitions;

         o settlement or resolution of outstanding indebtedness with our vendors; and

         o for other valid business purposes within the discretion of our Board of Directors.

         Our issuance of these shares of common stock will also dilute the ownership interests of our existing stockholders.

If we are not successful in defending against currently pending legal proceedings, then we may be forced to cease our operations and seek protection from the United States Bankruptcy Court.

         We are currently named as defendants in a number of currently pending legal proceedings, including two class action lawsuits filed against us by our stockholders. If we are not successful in defending against these actions or if we incur substantial legal fees in our defense of these lawsuits, then we may be forced to seriously curtail or cease our operations and seek protection from the United States Bankruptcy Court.

We rely on our corporate partners to assist us in the development and marketing of our products.

         We rely on our corporate partners to assist us in the development and marketing of our products. The commercial success of any of our products, even if successfully developed, will depend on the ability of our corporate partners to market and commercialize such products. We recently terminated our partnership with American Home Products Corporation, from which we derived virtually all of our revenues for the years ended March 31, 2000 and 1999. We currently do not have any significant corporate partners and are in the process of searching for new corporate partners. We are not certain that we will be able to enter into agreements with new corporate partners or that any partnership will result in product revenues or profits. In addition, any of our corporate partners may pursue alternative technologies or develop alternative therapeutics targeted at the same markets or diseases that we have targeted. This risk may increase if we are not successful in obtaining patent protection for the PharmaPrint(TM) Process.

Competition from various sources could adversely affect our operating results.

         The dietary supplement, functional food, pharmaceutical, consumer products and biotechnology industries are subject to intense competition. We face intense competition from numerous sources, including pharmaceutical and consumer products, herbal products, biotechnology and chemical companies, as well as universities and other research organizations.

         Many of our potential competitors have competitive advantages over us, including:

         o  greater capital resources;

         o greater experience in developing, manufacturing and marketing products;

         o greater research and development capabilities, staffs and facilities;

         o greater experience in conducting toxicology testing and human clinical trials on new pharmaceutical products; and

         o greater experience on obtaining Food and Drug Administration and other regulatory approvals of products.

         Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than we will. Moreover, we are not certain that we will have sufficient resources to undertake the continuing research and development necessary to remain competitive in these industries.

Rapid technological change could reduce the value of our technology or make it non-competitive.

         The dietary supplement, functional food, pharmaceutical, consumer products and biotechnology industries generally experience rapid technological change. This rapid change could reduce the value of our PharmaPrint(TM) Process technology or make it non-competitive in these industries. Competitors may then have additional incentive to develop technologies and products that compete with ours. These competitors may succeed in developing technologies and products that are more effective than ours or that render our PharmaPrint(TM) Process and products obsolete.

Our success is dependent upon the value which consumers place on the PharmaPrint(TM) Process as an appropriate method of standardizing botanical compounds.

         Our success is dependent upon the value which consumers place on the PharmaPrint(TM) Process as an appropriate method of standardizing botanical compounds. We believe that our competitive advantage is our unique ability, through application of the PharmaPrint(TM) Process, to assess and standardize the bioactive composition and potency of plant-derived dietary supplements and pharmaceuticals. We are not certain, however, that consumers in the dietary supplement or functional food markets will value this standardization, particularly in light of the fact that we cannot market these products through any claims for treatment or prevention of disease. In addition, the PharmaPrint(TM) Process itself does not assure efficacy of our product. We could make claims of efficacy only after successful clinical trials, which will not be conducted with respect to our dietary supplement or functional food products. Accordingly, we are not certain that our dietary supplement or functional food products will achieve commercial success.

         In the pharmaceutical market, we depend on regulatory approval for our plant-derived multi-molecule drug candidates. We do not believe that the Food and Drug Administration and other regulatory authorities have ever approved multi-molecule, botanical pharmaceuticals. We are not certain that regulators will approve these compounds in general, accept the PharmaPrint(TM) Process as an appropriate method of standardizing botanical compounds for clinical testing, or approve our particular drug candidates. Without regulatory review and approval, we cannot achieve our pharmaceutical development plans. In such case, our only potential businesses would be dietary supplements and functional foods.

The botanical extracts which are necessary for the development of our products are subject to uncertain supply and unpredictable price increases.

         The botanical extracts which are necessary for the development of our products are subject to uncertain supply and unpredictable price increases. If we are unable to purchase a sufficient supply of these products at an affordable price, then our business will be adversely affected. We procure the botanical extracts necessary to develop our products from various sources in the United States, Europe and Asia. We purchase a significant amount of botanical extracts to meet these obligations. Since many of the botanical extracts contained in our products are not commodities, we cannot hedge price risk with traditional future contracts. In addition, because some of these plants are picked in the wild rather than farm cultivated, the supply may be unavailable. This uncertain supply, in combination with the possibility of continued increases in demand, could result in a significant increase in the price of botanical extracts used in our products. We are not certain that an adequate supply of botanical extracts will be available to us on commercially reasonable terms. We have secured sufficient quantities of botanical extracts for our near term requirements and believe there are numerous alternative supplies throughout the world from which we can obtain these botanical extracts for our near term requirements. However, any shortage of such botanical extracts may cause delays, as well as increased material costs, that could have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent upon our ability to obtain proprietary protection for our technologies and products.

         Our success will depend in part on our ability to:

         o obtain and maintain patent protection for our technologies and dietary supplement, functional food and pharmaceutical products;

         o  preserve our trade secrets; and

         o operate without infringing on the proprietary rights of third parties.

We plan to achieve a competitive advantage as the only provider of botanical, dietary supplements, functional foods and multi-molecule pharmaceuticals that can market its products on the basis of consistent composition, the presence of a least one bioactive and proven bioactivity. This depends on our ability to obtain a patent covering the PharmaPrint(TM) Process that is broad enough to prevent competitors from making such claims. We have applied for a broad process patent covering a method for making high quality botanicals that incorporate the steps that make up the PharmaPrint(TM) Process, as well as additional patents covering the application of this method to the manufacture of 11 specific botanical preparations. On March 21, 2000, the United States Patent and Trademark Office issued U.S. Patent No. 6,039,950 to us covering the method of the PharmaPrint(TM) Process in the product of high quality saw palmetto preparations. We have also received a Notice of Allowability from the United States Patent and Trademark Office of a patent covering the method of the PharmaPrint(TM) Process in the production of high quality St. John's Wort preparations. On June 1, 2000, we received Australian Patent No. 716,155, which provides broad patent protection for the PharmaPrint(TM) Process in Australia. Additional patent applications are pending in the United States Patent and Trademark Office and in various foreign Patent Offices. To date, we have not received any other patents or notices of allowance of any other patent applications for the PharmaPrint(TM) Process or for any products we currently intend to commercialize. If we are not successful in obtaining and maintaining adequate patent protection for the PharmaPrint(TM) Process, then we will not be able to protect our pharmaceutical products and our ability to compete successfully in the dietary supplement and functional food markets will be impaired. In addition, if we are not successful in obtaining and maintaining adequate patent protection for the PharmaPrint(TM) Process, our competitors may be able to duplicate or exceed our capabilities, which would have a material adverse effect on our business. Furthermore, the issuance of a patent is not conclusive as to its validity or enforceability, and competitors may be able to design around any patent that we obtain. Competitors may find ways to substantiate claims about the composition or bioactivity of competing products without utilizing our process. We are not certain that:

         o  any patent issued to us will not be invalidated;

         o we will not be forced to narrow through re-examination, the scope of such a patent claim to avoid its invalidation; or

         o that any application of our technology will not infringe on patents or proprietary rights of others.

         In addition, any licenses that we may be required to obtain as a result of the infringement of our processes or products on the proprietary assets of others may not be available on commercially reasonable terms, if at all.

We may incur significant costs associated with litigation to enforce our patents and proprietary rights or to determine the scope and validity of our competitors' proprietary rights.

         We may be required to commence litigation to enforce our patent and proprietary rights or to determine the scope and validity of proprietary rights of our competitors. This type of litigation could be very costly and could distract our management and technical personnel from focusing on the daily operations of our business. For example, we may be required to participate in interference proceedings that may in the future be declared by the Patent and Trademark Office to determine priority of invention. We are not certain that we can achieve a favorable outcome in any litigation or interference proceedings. An unfavorable outcome in any of these proceedings could have material adverse effect on our business, financial condition and results of operation.

Our success is dependent upon our ability to outsource our manufacturing, research and development, marketing, distribution and clinical testing activities.

         We have limited experience in the sale, marketing, distribution and clinical testing of dietary supplements, functional foods and pharmaceutical products. Therefore, we will rely on collaborative arrangements or license and distribution agreements with third parties who will manufacture our pharmaceutical products at an acceptable cost, in commercial quantities and in compliance with standards established by the Food and Drug Administration or other standards prescribed by regulatory agencies in other countries. All of our manufacturing, research and development activities will be performed by third party laboratories and manufacturing facilities. Although we believe that our corporate partners will have an economic motivation to perform their duties in a timely and effective manner, the amount and timing of the resources devoted by these parties to performing their duties pursuant to any agreements which we may enter into with them may vary. Any failure to perform these duties may result in a delay in our manufacturing, product development and marketing activities. These failures or delays could have a material adverse effect on our business, financial condition and results of operations.

         In the future, we may transfer control of toxicology studies and clinical trials, the preparation and submission of regulatory approvals and the manufacture of pharmaceutical products to a partner. If we transfer control of these functions to a corporate partner, we would then depend on our corporate partner's efforts to effectively develop our drug candidates. Additionally, if we outsource the manufacturing of our drug candidates, we will lose the opportunity to generate profits from manufacturing these products.

In order to market our pharmaceutical drug products to consumers, we must demonstrate to the Food and Drug Administration that our products are safe and effective for use by consumers.

         We are not certain that PPRT-321, our only drug candidate for which the Food and Drug Administration has allowed clinical trials to date, or any of our future drug candidates will receive regulatory approval for any indication or that any clinical trials which we undertake will result in marketable products. If PPRT-321 or our other drug candidates are not shown to be safe and effective in clinical trials, our business, financial condition and results of operations would be materially adversely affected. In order to obtain marketing approval from the Food and Drug Administration, we must demonstrate through toxicology testing and clinical trials that our drug candidates for which the Food and Drug Administration are safe and effective for use in its target indication. The results from initial clinical trials of PPRT-321 and any other drug candidates may not be indicative of the results that may be obtained in further clinical trials. Many companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The rate of completion of our clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, a slower than anticipated timetable, or any other adverse event.

         During the course of clinical trials, many adverse events can delay or prevent regulatory approval, including the death or serious injury of patients participating in the clinical trials. These events may not be related to the drug being tested, but which can affect clinical results. We are not certain that:

         o regulatory authorities will permit us to undertake additional clinical trials of PPRT-321 or to initiate clinical trials of any other drug candidates;

         o we will successfully complete any clinical trial efforts that we undertake; or

         o that PPRT-321 or any other drug candidate will receive regulatory approval for any indication or that any clinical trials undertaken will result in marketable products.

         Any delays in or termination of our clinical trial efforts would have a material adverse effect on our business, financial condition and results of operations.

The development and sale of our products is subject to extensive, costly and rigorous regulation by the Food and Drug Administration and foreign regulatory authorities.

         The development and manufacture of dietary supplements and pharmaceutical drugs for commercial sale is subject to extensive, costly and rigorous regulation by the Food and Drug Administration and foreign regulatory authorities. We are not certain that these government and regulatory authorities will permit us to continue develop our products or approve our applications to perform or to continue to perform clinical tests on any of our products. If these applications are denied, then we will not obtain the required regulatory approvals that are necessary to permit us to manufacture and market our products. In addition, even if we are able to obtain the necessary regulatory approvals of our products, we are not certain that the Food and Drug Administration and foreign regulatory authorities will not adopt additional more stringent regulations in the future. If we are unable to obtain and maintain the proper regulatory approvals of our products, then we will not be able to implement our business plan.

Our success is dependent on our continued employment of Steven Bowman, and if we were to lose the services of this individual, our business would be negatively affected.

         We believe that our success will depend on our continued employment of senior management, including Steven Bowman, our Chief Executive Officer, and key technical personnel. If one or more members of our management team are unable or unwilling to continue in their present positions, then our business and operations could be disrupted. Our success also depends on our ability to attract and retain highly qualified scientific and managerial personnel. We are currently in the process of searching for additional members of our management team. Our efficiency may be limited while these employees and future employees are integrated into our operations. We face competition for such personnel from other organizations, many of which have significantly greater resources than we presently have. Accordingly, we are not certain that we will be able to recruit and retain such personnel.

We have issued a significant amount of stock-based compensation to our employees, consultants and members of our Board of Directors, and this compensation has significantly decreased and will continue to significantly decrease our earnings.

         During the year ended March 31, 2000, we recorded deferred compensation of $1,077,516 related to compensatory stock options and restricted stock awards to our employees, consultants and members of our Board of Directors. As a result of these compensatory option grants and restricted stock awards, we recorded amortization of deferred compensation of $1,297,304 to stock-based compensation during the year ended March 31, 2000. We will continue to record amortization of deferred compensation as these option and stock awards vest, thus reducing our earnings in future years.

There is no significant trading market for our common stock, which subjects the market price of our common stock to a high level of volatility.

         Our common stock is not eligible for trading on any national or regional exchange. Our common stock is currently trading on the NASDAQ Over-the-Counter Bulletin Board Trading System pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in that particular stock. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in the common stock. We are not certain that an active trading market in the common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

         o  the lack of readily available price quotations;

         o the absence of consistent administrative supervision of "bid" and "ask" quotations;

         o  lower trading volume; and

         o  market conditions.

         In addition, business events may cause a decline in the price of our common stock. These events include:

         o  announcements concerning our business or competitors;

         o  failures or unexpected delays in manufacturing;

         o  patent developments;

         o negative reaction to dietary supplements or functional foods in general

         o  results of toxicology testing and clinical trials;

         o termination or modification of agreement with collaborative partners;

         o  failures or unexpected delays in obtaining regulatory approvals;

         o  technological innovations;

         o statements or recommendations by the Food and Drug Administration or their advisory panels;

         o  loss of key personnel;

         o  government regulations;

         o litigation or public concern as to the safety or commercial value of our technologies or products; and

         o failure to meet the expectations of securities analysts or investors.

         In a volatile market, we may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold your investment in our securities for a longer period of time than you planned to hold this investment. A sharp decline in the price of our common stock could also result in securities class action litigation against us. Such litigation could be very costly and divert management's attention and resources, which may have a material adverse effect on our business, financial conditions and results of operations.

ITEM 2.  PROPERTIES

         In June 2000, we entered into a lease agreement for our office facility located at 4701 Von Karman, Suite 201, Newport Beach, California. The office space consists of approximately 2,200 square feet at a monthly rental of approximately $4,510. The lease agreement expires in June 2001.

ITEM 3.  LEGAL PROCEEDINGS

         We initiated an action against IPC of Winchester, Kentucky entitled PHARMAPRINT INC., a Delaware corporation v. INTERNATIONAL PROCESSING CORPORATION, a New Jersey corporation; GLATT AIR TECHNIQUES, INC., a foreign corporation, filed in the Orange County, CA Superior Court, Central Justice Center, alleging a number of claims including, but not limited to, breach of contract and negligence related to certain damage to our encapsulation equipment that resulted in losses to us in the approximate sum of $6,000,000. This lawsuit has been settled and was dismissed with prejudice.

         Pennie & Edmonds initiated an action against us entitled PHARMAPRINT INC., a corporation v. PENNIE & EDMONDS, LLP, filed in the Orange County, California Superior Court, Central Justice Center, alleging unpaid legal fees in the approximate sum of $225,000. We contend that Pennie & Edmonds's claim is based upon excessive and inappropriate charges for services that were unjustified. We believe that we have valid defenses to these claims and we intend to vigorously defend ourselves. We have filed a counterclaim on legal malpractice, breech of fiduciary duty, and constructive fraud.

         On November 16, 1999, we initiated an action against American Home Products Corporation ("AHP") in the Orange County, California Superior Court alleging a number of claims including misappropriation of trade secrets, breach of contract, and violation of fair dealing. On November 8, 1999, American Home Products Corporation initiated an action against us in the Superior Court of New Jersey, Morris County Law Division alleging a number of claims including breach of contract. On July 20, 2000, we settled with American Home Products Corporation and all actions were dismissed.

         In December 1999, we initiated an action against Applied Analytical Industries, Inc. of Wilmington, North Carolina, filed in the New Hanover North Carolina, Superior Court, for claims, including but not limited to:

         o  breach of contract;

         o  fraudulent inducement; and

         o fraud and negligence arising out of various manufacturing and analytical agreements between the companies.

         We are seeking $6 million in damages. Applied Analytical Industries, Inc. has filed an answer and counter claim for damages not exceeding that amount sought by us.

         On February 3, 2000, we were served with a class action complaint filed January 5, 2000, as amended January 27, 2000, in the U.S. District Court, District of New Jersey. The action is on behalf of all those who purchased or acquired our common stock between July 1, 1999 and November 15, 1999. We were was also served with a complaint filed January 20, 2000, also in the U. S. District Court, District of New Jersey. This federal securities class action is on behalf of all persons who purchased our common stock from April 1, 1999 through November 17, 1999. Each complaint has named us and certain current and former officers as defendants. The plaintiffs are seeking compensatory damages, and other costs and expenses, including legal fees. We, along with our officers, intend to vigorously defend the merits of the lawsuit.

         Bio-Dar Ltd. initiated an action against us in a complaint filed on February 8, 2000 claiming that we owe them approximately $600,000 for non-payment of certain products and services. This was filed in the Tel Aviv, Israel Circuit Court. We believe that BioDar, Ltd. filed this action anticipating our claim for breach of contract which we believe we will successfully pursue against them.

         We initiated an action against Bio-Dar Ltd. in PharmaPrint and C. Richard Piazza vs. Bio-Dar Ltd. filed April 24, 2000. We are seeking damages plus interest and costs. We filed suit in District Court to establish rights and verify ownership of intellectual property.

         Bio-Dar Ltd. has filed an additional lawsuit also in Tel Aviv, Israel, on April 10, 2000 on the basis of alleged misuse of confidential know-how allegedly belonging to them. They are estimating damages of at least $367,000. We believe we have valid defenses to this claim and we intend to vigorously defend ourselves.

         An action was initiated against us in Kenneth Gorelick vs. PharmaPrint filed March 29, 2000 in U. S. District Court for the Eastern District of Pennsylvania alleging damages arising out of employment with us in excess of $150,000 plus interest and costs. We believe that this lawsuit presents no exposure to us. The claim results from an employment agreement. We do not believe this is a legitimate claim, and feel that our witnesses and evidence are sufficient to defend this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         Commencing on the effective date of the initial public offering of our common stock through April 10, 2000, our common stock was traded on the Nasdaq National Market under the symbol "PPRT". On April 11, 2000, our common stock was moved to the Nasdaq SmallCap Market where it traded under the symbol "PPRTC". On May 4, 2000, our common stock was delisted from the Nasdaq SmallCap Market and commenced trading on the Nasdaq Over-the-Counter Bulletin Board Trading System, where it is currently traded under the symbol "PPRTE" as of the date of this Annual Report.

         The market for our common stock on the Nasdaq Over-the-Counter Bulletin Board Trading System is sporadic and the average daily trading volume of shares traded since May 4, 2000 was approximately 14,374.

         The following table sets forth the range of the high and low sales price of our common stock during the period from April 1, 1998 through May 3, 2000 when our common stock was traded on the Nasdaq National Market and Nasdaq SmallCap Market.


                                                     HIGH       LOW
                                                    ------     ------
         YEAR ENDED MARCH 31, 1999

         Fourth Quarter                             $15.13     $7.25
         Third Quarter                              $15.00     $9.00
         Second Quarter                             $12.38     $8.44
         First Quarter                              $14.00     $9.50

         YEAR ENDED MARCH 31, 2000

         Fourth Quarter                             $ 3.125    $0.625
         Third Quarter                              $ 4.875    $0.875
         Second Quarter                             $ 7.00     $4.50
         First Quarter                              $12.00     $4.00

         YEAR ENDING MARCH 31, 2001

         First Quarter (through May 3, 2000)        $ 1.875    $0.625


         The following table presents the range of the high and low bid price and average daily volume information for our common stock for the period indicated which information was provided by Nasdaq Trading and Market Services. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                          AVG. DAILY
                                                                            VOLUME
                                                        HIGH       LOW     (SHARES)
                                                      --------   -------  ----------
YEAR ENDING MARCH 31, 2000

Second Quarter (through August 9)                        $0.48     $0.30    84,970
First Quarter (May 4, 2000 through June 30, 2000)     $0.65625   $0.3125   145,945

         Records of our stock transfer agent indicate that as of August 14, 2000, there were approximately 119 record holders of our common stock. We have not paid any cash dividends to date and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

RECENT SALES OF UNREGISTERED SECURITIES

         In June 1999, we sold 10,000 shares of our Series A Convertible Preferred Stock to RGC International Investors, LDC pursuant to Rule 506 under the Securities Act of 1933 in exchange for

$10,000,000, of which we paid $37,769 in commissions to a registered broker-dealer. Through June 30, 2000, the holder has converted 2,890 shares of our Series A Convertible Preferred Stock into 2,776,236 shares of our common stock.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                               YEAR ENDED MARCH 31,
                                                         ---------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                    2000          1999          1998          1997          1996
                                                         --------      --------      --------      --------      -------
Statement of Operations Data
   Total revenues                                        $  6,493      $ 22,289      $     --      $     --      $    --
   Cost of sales                                           11,517        12,255            --            --           --
   Research and development                                10,037        18,647         9,785         2,980          387
   General and administrative                              10,032         5,646         4,535         2,919          654
   Loss on impairment                                       2,981            --            --            --           --
   Stock compensation                                       1,297           523         3,796         5,333          304
   Gain on sale of non-marketable equity security           1,776            --            --            --           --
   Net loss                                              $(27,596)     $(14,783)     $(18,115)     $(11,233)     $(1,344)
   Basic/diluted loss per share (1)                      $  (1.92)     $  (1.08)     $  (1.59)     $  (1.15)     $ (0.21)
   Basic/diluted weighted average shares outstanding       14,590        13,655        11,363         9,771        6,477

Balance Sheet Data, at period end:
   Working capital                                       $(12,073)     $  2,833      $ 17,061      $  7,413      $   586
   Property and equipment, net                                200         1,056           355           186           --
   Total assets                                             2,579        23,521        25,439         8,832        1,156
   Long-term debt                                             137           393            --            --           --
   Total stockholder's equity                            $(12,011)        3,961        17,859         7,737          640

------------------
(1) The Company has restated all per share data in accordance with SFAS No. 128.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We intend to use our PharmaPrint(TM) Process technology to develop high quality dietary supplement, functional food and pharmaceutical products from botanical sources. We believe that our PharmaPrint(TM) Process technology represents a new paradigm in the development of therapeutic products from botanical sources. Unlike the traditional drug development process of identifying, isolating and synthesizing single bioactive molecules from plant and other sources, our core technologies were developed based on empirical data suggesting that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plant's effectiveness. The PharmaPrint(TM) Process technology enables us to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce products having consistent batch-to-batch quantities of these bioactives.

         We intend to commercialize development efforts for four distinct product lines derived from botanical sources: 1) single herbal dietary supplement products; 2) herbal dietary supplements in combination with vitamins and minerals; 3) FDA approved pharmaceuticals from plan sources and 4) functional food products based on soy or soy dietary supplements.

         In September 1999 we launched six combination products that were initially marketed on three websites.

         In the summer of 1999, we completed analysis of the Phase II study for our initial pharmaceutical product candidate, PPRT-321, a saw palmetto-derived drug that is being developed for the treatment of symptoms associated with BPH. The clinical study data demonstrated that the product was safe and appeared to improve symptoms associated with an enlarged prostate gland. We are currently devoting limited resources to our pharmaceutical program to maintain an active Saw-Palmetto Investigational New Drug Application.

         In the spring of 1999, we began using the PharmaPrint(TM) process technology on soy, a product classified as both a functional food and dietary supplement. Initial results of this work were submitted in a provisional patent application.

RESULTS OF OPERATIONS

Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

         Revenues for the year ended March 31, 2000 were $6,493,000 compared to $22,289,000 for the year ended March 31, 1999. The decrease resulted from the termination of our contractual relationship with American Home Products Corporation. We have had no meaningful revenues from sources other than American Home Products Corporation.

         Our cost of sales decreased by $738,000 from $12,255,000 in fiscal 1999 to $11,517,000 in fiscal 2000. We had gross profit from sales in the year ended March 31, 1999 of $10,034,000, whereas for the current year, we suffered a gross loss from sales of $5,024,000. This is the result of our purchases of machinery and equipment, procurement of manufacturing facilities and other manufacturing expenses that were incurred in the anticipation of significant sales volume from our contract with American Home Products, as well as a writedown in inventories of $3,593,000.

         Research and Development expenses decreased to $10,037,000 in fiscal 2000 from $18,647,000 in fiscal 1999. This decrease is primarily attributable to the lack of working capital available for use in areas associated with research and development.

         General and administrative expenses increased from $5,646,000 in fiscal 1999 to $10,032,000 in fiscal 2000 primarily attributable to:

         o  legal expenses;

         o increased costs of running business with American Home Products Corporation and our inability to immediately eliminate these costs when American Home Products Corporation terminated our agreement; and

         o  increased use of consultants.

         Stock compensation expense increased from $523,000 for fiscal 1999 to $1,297,000 for fiscal 2000. The increase is attributable to the issuance of more options and warrants in fiscal 2000 and the non-cash charge of amortization of options and warrants issued in prior years.

         We incurred a $2,981,000 loss on impairment in fiscal year 2000. There was no similar loss in fiscal year 1999. This loss is discussed in Note 2 of our Consolidated Financial Statements on page F-11 of this Annual Report.

         We recorded a gain on sale of non-marketable equity securities of $1,776,000 in fiscal year 2000. There was no similar gain in fiscal year 1999.

         As a result of the above, our net loss for fiscal 2000 increased $12,813,000 or 87% to $27,596,000 compared to $14,783,000 from the year ended
March 31, 1999.

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

         Revenues for the year ended March 31, 1999 were $22,289,000 compared to $0 for the year ended March 31, 1998. Included in revenue for the year ended March 31, 1999, was $14,789,000 of revenue derived from the manufacture of products for American Home Products Corporation and $7,500,000 was derived from license and development fees from American Home Products Corporation. Research and development expenses for the year ended March 31, 1999 was $18,647,000 compared to $9,785,000 for the year ended March 31, 1998. The increase was primarily attributable to increased development efforts for dietary supplement products, primarily the products which we developed for American Home Products Corporation. Our development efforts with respect to our dietary supplement products, including the products we developed for American Home Products Corporation, included:

         o  application of the PharmaPrint(TM)Process;

         o  manufacturing scale-up;

         o  validation of processes and methods;

         o  qualification of contractors; and

         o  stability testing.

         General and administrative expenses for the year ended March 31, 1999 was $5,646,000 compared to $4,535,000 for the year ended March 31, 1998. The increase was primarily attributable to:

         o  additional staff;

         o  our marketing efforts;

         o  increased professional fees;

         o  increased office rent; and

         o  increased general office expenses.

         Stock compensation expense for the year ended March 31, 1999 was $522,573 and represented compensation expense relating to options to purchase common stock granted to our consultants. Stock compensation expense for the year ended March 31, 1998 was $3,796,000. Of this amount $3,564,000 related to the release of one of our officers from a lock-up agreement and $232,000 represented compensation expense relating to options to purchase common stock granted to our consultants.

         As a result of the foregoing factors, our net loss for the year ended March 31, 1999 was $14,783,000 compared to $18,115,000 for the year ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In fiscal 2000, we have financed our operations primarily through the sale of preferred stock and through the sale of shares of common stock in an Internet company. From our inception in September 15, 1994 through May 1996, we raised an aggregate net amount of approximately $2,100,000 through private sales of equity securities. In August 1996, we completed an initial public offering of 3,000,000 shares of our common stock at $5.00 per share, raising net proceeds of approximately $12,700,000. In February 1998, we completed a public offering of 2,587,500 shares of our common stock at $10.50 per share. The net proceeds from this public offering were approximately $24,400,000.

         In June 1999, we completed a $10 million private placement of our Series A Convertible Preferred Stock with RGC International Investors, LDC. Our Series A Preferred Stock is convertible into shares of our common stock at a conversion price equal to the lessor of

         o $8.55, which was calculated as 120% of the average closing bid price of our common stock for the three trading days prior to the execution of definitive documentation on June 4, 1999; and

         o 100% of a measure of the market price of our common stock at the time of conversion, upon the terms and subject to the conditions set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.

         We have the option to redeem the Series A Preferred Stock in certain circumstances. In order to effect such a redemption, the average closing bid price of the common stock for the ten consecutive trading days prior to the notice of redemption must be less than $4.8125. The redemption price of each share of Series A Preferred Stock in such case will be 115% of the stated value ($1,000) plus 6.0% of the stated value for each year the Series A Preferred Stock is outstanding.

         The Series A Preferred Stock has a dividend rate of six percent, payable at the time of conversion in shares of our common stock.

         In connection with this transaction, we granted registration rights which obligate us to register the resale of the shares of common stock issuable upon conversion of our Series A Preferred Stock. Other than as provided under the Delaware General Corporation Law, the holders of Series A Preferred Stock have no rights to vote on matters presented to our stockholders.

         Upon the occurrence of certain liquidation events, the holders of our Series A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to our Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. Our Series A Preferred Stock is also redeemable at the option of the holder if at the time of conversion we fail to issue shares of our common stock to the holders of Preferred Stock or if the registration statement registering the resale of the common stock issuable upon conversion of our Series A Preferred Stock is not effective for certain specified periods.

         As of March 31, 2000, 2,890 shares of our Series A Preferred Stock were converted into 2,776,236 shares of common stock, and 7,110 shares of our Series A Preferred Stock remained issued and outstanding.

         We have reached an agreement with RGC International Investors, LDC to remove certain mandatory redemption features of our Series A Preferred Stock. We removed certain limitations on the aggregate number of shares of our common stock that may be issued upon conversion of our Series A Preferred Stock.

         We decreased our inventories to approximately $1,742,000 at March 31, 2000, from approximately $13,478,000 at March 31, 1999. This decrease was primarily attributable to us having sufficient inventory on hand to supply American Home Products Corporation with product deliveries during the nine months ended December 31, 1999, inventory used in our research and development efforts and recording $3,593,000 of write-downs to inventory relating to the American Home Products Corporation. Virtually all of our revenues to date have come from American Home Products Corporation. We are no longer doing any business with them. As a result of this, we have no current uses for our inventory and have, therefore, valued our inventory as of March 31, 2000 at net realizable value.

         In December 1999, we paid all outstanding principal and interest due under a credit agreement with a bank. We currently have no existing credit agreement with a bank. We are currently negotiating a composition arrangement with our significant vendors that includes both a reduction in the total amounts owed such vendors and an extended payment plan should the vendors accept a reduced payment and extended payment terms. The plan includes a provision for issuing common stock to the vendors as an incentive for the vendors to accept a reduced cash payment and extended payment terms. If we are unable to successfully negotiate a reduced payment structure with its vendors, we will evaluate other options including, but not limited to, seeking protection from the bankruptcy court.

         We currently have a negative working capital position and intend to rely on proceeds from a secured line of credit facility to pay day-to-day expenses. This loan allows us to borrow up to $500,000. It may increase to $1,000,000 under certain conditions. As of June 30, 2000, we have borrowed $300,000 of the $500,000 currently available to us. The lender has a security interest on substantially all of our assets securing the repayment of all amounts advanced to us under this line of credit. The lender has rights that effectively allow it to direct how we spend any loan proceeds that we receive and to withhold the advance of funds pursuant to this line of credit for any reason or for no reason at all.

         We are currently seeking to raise additional equity and/or debt capital. Our ability to raise sufficient capital and future capital requirements will depend on many factors, including but not limited to:

         o  the outcome of stockholder and other litigation;

         o our ability to both reduce current amounts owed to our significant vendors and pay such amounts over an extended time period;

         o our ability to obtain new distribution channels to sell our products;

         o  the cost and availability of botanical extracts;

         o  the cost and availability of manufacturing service contractors;

         o  our ability to obtain and enforce patents;

         o  our limited manufacturing experience;

         o  our dependence on third parties;

         o  uncertainties related to the PharmaPrint(TM) Process;

         o  government regulation and uncertainty of product approvals;

         o  our ability to commercialize and market products;

         o the cost and results of research and development and clinical and toxicology studies;

         o  technological advances by third parties; and

         o  competition.

In addition, in October 1999, we were informed that we were no longer in compliance with NASDAQ's net tangible assets/market capitalization/total assets and total revenue requirement as set forth in NASDAQ Marketplace Rule 4450 (b)
(01) (A). As a result, our common stock was delisted from the NASDAQ SmallCap Market and is currently trading on the NASDAQ Over-the-Counter Bulletin Board. Accordingly, raising additional capital by selling additional shares or capital stock may be more difficult.

         For the year ended March 31, 2000, our independent accountants have expressed substantial doubt regarding our ability to continue in existence as a going concern. Their opinion refers to our need to complete the creditors' agreement that we are currently negotiating, to obtain additional debt and equity financing, to successful resolve our outstanding litigation and to generate revenues. Also, our financial statements for the year ended March 31, 2000, include write-downs of our machinery and equipment and costs associated with obtaining our patents. This was done because we cannot provide any assurances that future revenues, if any, will be sufficient to cover depreciation and amortization expenses associated with those assets.

         The conversion from calendar year 1999 to calendar year 2000 occurred without any significant disruption to our business systems. The costs associated with the Y2K project to date, which were not material, have been expensed as incurred.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are not currently directly exposed to market risks related to fluctuations in interest rates in long- term or short-term debt. Currently, and as of March 31, 2000, we have no variable interest rate loans.

         However, if interest rates do increase from their current levels, we may have more difficulty in obtaining debt financing than we might otherwise, and if we are successful, then the terms under which we would be able to obtain financing would be less favorable to us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           ----
INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports                                               F-1

Consolidated Balance Sheets as of March 31, 2000 and 1999                   F-3

Consolidated Statements of Operations for the years ended
  March 31, 2000, 1999 and 1998                                             F-4

Consolidated Statements of Stockholders' Equity for the years
  ended March 31, 2000, 1999 and 1998                                       F-5

Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998                                             F-7

Notes to Consolidated Financial Statements                                  F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of PharmaPrint Inc.:

We have audited the accompanying consolidated balance sheets of PharmaPrint Inc. (the "Company," a Delaware corporation) and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmaPrint Inc. and subsidiaries as of March 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7, the Company has incurred cumulative net losses of $74,007,636 since inception, has negative working capital of $12,073,850 at March 31, 2000, has been named in several litigation matters from customers, vendors and stockholders, has been de-listed from the NASDAQ National Market and has substantively shut down its current operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1, the ability of the Company to continue in existence is dependent primarily upon negotiating acceptable settlement and payment terms with its significant vendors, obtaining additional debt and equity financing to fund its short-term operating expenses and to fund sales and marketing efforts for new revenue distribution channels, successful resolution of its customer, vendor and stockholder litigation, as well as the generating of income from collaborative relationships, new partners and other new revenue distribution channels. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of long-lived assets under SFAS No. 121 and of inventories), or the amount and classification of liabilities that might result from the outcome of this uncertainty.


                                               CORBIN & WERTZ


Irvine, California
July 14, 2000, except as to Note 1,
which is as of July 20, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To PharmaPrint Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of PharmaPrint Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmaPrint Inc. and subsidiaries as of March 31, 1999 and the results of their operations and their cash flows each of the two years in the period ended March 31, 1999 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Orange County, California
June 18, 1999

                                                                PHARMAPRINT INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,
                                                                ---------------------------------
                                                                    2000                 1999
                                                                ------------         ------------
ASSETS

Current assets:
     Cash and cash equivalents                                  $    302,633         $  2,299,959
     Accounts receivable, net of allowance for doubtful
       accounts of $742,888 and $112,502, respectively                    --            5,223,483
     Inventories                                                   1,741,773           13,478,116
     Other current assets                                            335,536              998,088
                                                                ------------         ------------
         Total current assets                                      2,379,942           21,999,646

Property and equipment, net                                          200,000            1,056,192

Other assets, net                                                         --              464,685
                                                                ------------         ------------
                                                                $  2,579,942         $ 23,520,523
                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
     Accounts payable                                           $ 13,992,548         $ 14,644,023
     Accrued expenses                                                383,633              415,394
     Short-term debt and current portion of
       long-term debt                                                 77,611            4,107,143
                                                                ------------         ------------
         Total current liabilities                                14,453,792           19,166,560

Long-term debt, net of current portion                               137,352              392,857
                                                                ------------         ------------
     Total liabilities                                            14,591,144           19,559,417
                                                                ------------         ------------

Commitments and contingencies

Stockholders' (deficit) equity:
     Convertible Series A preferred stock, $0.001 par
       value - 1,000,000 shares authorized, 7,110 and
       0 shares issued and outstanding at March 31, 2000
       and 1999, respectively (liquidation preference
       of $7,420,039)                                                      7                   --
     Common stock, $.001 par value - 24,000,000 shares
       authorized, 16,830,425 and 13,883,668 shares
       issued and outstanding at March 31, 2000 and
       1999, respectively                                             16,831               13,884
     Additional paid-in capital                                   62,081,499           50,228,220
     Deferred compensation                                          (101,903)            (321,691)
     Accumulated deficit                                         (74,007,636)         (45,959,307)
                                                                ------------         ------------
         Total stockholders' (deficit) equity                    (12,011,202)           3,961,106
                                                                ------------         ------------
                                                                $  2,579,942         $ 23,520,523
                                                                ============         ============

                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                                                PHARMAPRINT INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED MARCH 31,
                                                        ------------------------------------------------
                                                            2000              1999             1998
                                                        ------------      ------------      ------------
Revenues:
     Manufacturing                                      $  6,492,868      $ 14,789,063      $         --
     Licensing and development fees                               --         7,500,000                --
                                                        ------------      ------------      ------------
         Total revenues                                    6,492,868        22,289,063                --

Cost of sales                                             11,516,696        12,255,491                --
                                                        ------------      ------------      ------------
         Gross profit (loss)                              (5,023,828)       10,033,572                --
                                                        ------------      ------------      ------------

Operating expenses:
     Research and development                             10,037,232        18,647,407         9,785,206
     General and administrative                           10,032,487         5,646,452         4,534,643
     Stock compensation                                    1,297,304           522,573         3,795,553
     Loss on impairment                                    2,981,053                --                --
                                                        ------------      ------------      ------------
         Total operating expenses                         24,348,076        24,816,432        18,115,402
                                                        ------------      ------------      ------------

         Loss from operations                            (29,371,904)      (14,782,860)      (18,115,402)

Gain on sale of non-marketable equity securities           1,776,000                --                --
                                                        ------------      ------------      ------------
Net loss                                                $(27,595,904)     $(14,782,860)     $(18,115,402)
                                                        ============      ============      ============

Net loss available to common stockholders per share     $      (1.92)     $      (1.08)     $      (1.59)
                                                        ============      ============      ============

Basic/diluted weighted average common shares
  outstanding                                             14,589,656        13,654,976        11,363,130
                                                        ============      ============      ============

                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                                                PHARMAPRINT INC.

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000

                                   CONVERTIBLE SERIES
                                   A PREFERRED STOCK               COMMON STOCK
                                   ------------------      ------------------------------
                                   SHARES     AMOUNT         SHARES              AMOUNT
                                   ------     ------       ----------        ------------
Balance at April 1, 1997             --        $ --        11,000,000        $ 22,826,898

Remeasurement of restricted
  shares issued for services         --          --                --             579,074

Fair value of options granted
  to consultant                      --          --                --                  --

Exercise of stock options            --          --             5,202               5,000

Conversion to $.001 par value
  stock                              --          --                --         (23,399,966)

Exercise of warrants                 --          --            48,482                  48

Issuance of common stock in
  public offering, net
  of expenses                        --          --         2,587,500               2,587

Amortization of deferred
  compensation                       --          --                --                  --

Net loss                             --          --                --                  --
                                     --        ----        ----------        ------------

Balance at March 31, 1998            --          --        13,641,184              13,641

Fair value of options granted
  to consultant                      --          --                --                  --

Exercise of stock options            --          --           242,484                 243

Amortization of deferred
  compensation                       --          --                --                  --

Net loss                             --          --                --                  --
                                     --        ----        ----------        ------------
Balance at March 31, 1999            --          --        13,883,668              13,884

                                    ADDITIONAL                         RETAINED
                                      PAID-IN          DEFERRED        EARNINGS
                                      CAPITAL        COMPENSATION      (DEFICIT)           TOTAL
                                    -----------      ------------    ------------      ------------
Balance at April 1, 1997            $ 1,130,370      $(3,158,899)    $(13,061,045)     $  7,737,324

Remeasurement of restricted
  shares issued for services                 --         (579,074)              --                --

Fair value of options granted
  to consultant                         112,013         (112,013)              --                --

Exercise of stock options                    --               --               --             5,000

Conversion to $.001 par value
  stock                              23,399,966               --               --                --

Exercise of warrants                        (48)              --               --                --

Issuance of common stock in
  public offering, net
  of expenses                        24,434,248               --               --        24,436,835

Amortization of deferred
  compensation                               --        3,795,553               --         3,795,533

Net loss                                     --               --      (18,115,402)      (18,115,402)
                                    -----------      -----------     ------------      ------------

Balance at March 31, 1998            49,076,549          (54,433)     (31,176,447)       17,859,310

Fair value of options granted
  to consultant                         789,831         (789,831)              --                --

Exercise of stock options               361,840               --               --           362,083

Amortization of deferred
  compensation                               --          522,573               --           522,573

Net loss                                     --               --      (14,782,860)      (14,782,860)
                                    -----------      -----------     ------------      ------------
Balance at March 31, 1999            50,228,220         (321,691)     (45,959,307)        3,961,106


                                               CONVERTIBLE SERIES A
                                                 PREFERRED STOCK                COMMON STOCK
                                              ---------------------      --------------------------
                                              SHARES         AMOUNT        SHARES           AMOUNT
                                              ------         ------      -----------       --------
Issuance of Series A preferred stock
  for cash, net of offering
  costs of $37,769                            10,000           10                 --             --

Exercise of stock options                         --           --            170,521            171

Conversion of Series A preferred
  stock to common stock                       (2,890)          (3)         2,776,236          2,776

Preferred stock dividends                         --           --                 --             --

Contributed capital from short-swing
  profits                                         --           --                 --             --

Fair value of options granted
  to consultants                                  --           --                 --             --

Amortization of deferred compensation             --           --                 --             --
Net loss                                          --           --                 --             --
                                             -------         ----         ----------        -------
Balance at March 31, 2000                      7,110         $  7         16,830,425        $16,831
                                             =======         ====         ==========        =======

                                               ADDITIONAL                                RETAINED
                                                PAID-IN             DEFERRED             EARNINGS
                                                 CAPITAL          COMPENSATION           (DEFICIT)              TOTAL
                                               ----------         ------------           ---------          ------------
Issuance of Series A preferred stock
  for cash, net of offering
  costs of $37,769                              9,962,221                  --                   --            9,962,231

Exercise of stock options                         199,673                  --                   --              199,844

Conversion of Series A preferred
  stock to common stock                            (2,773)                 --                   --                   --

Preferred stock dividends                         452,425                  --             (452,425)                  --

Contributed capital from short-swing
  profits                                         164,217                  --                   --              164,217

Fair value of options granted
  to consultants                                1,077,516          (1,077,516)                  --                   --

Amortization of deferred compensation                  --           1,297,304                   --            1,297,304
Net loss                                               --                  --          (27,595,904)         (27,595,904)
                                             ------------         -----------         ------------         ------------
Balance at March 31, 2000                    $ 62,081,499         $  (101,903)        $(74,007,636)        $(12,011,202)
                                             ============         ===========         ============         ============

                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                                                PHARMAPRINT INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED MARCH 31,
                                                                ------------------------------------------------------
                                                                    2000                 1999                 1998
                                                                ------------         ------------         ------------
Cash flows from operating activities:
     Net loss                                                   $(27,595,904)        $(14,782,860)        $(18,115,402)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation expense                                         271,750              185,416               69,644
        Amortization expense                                         133,908              106,772               33,354
        Stock compensation expense                                 1,297,304              522,573            3,795,553
        Provision for impairment of long-lived assets              2,981,053                   --                   --
        Gain on sale of non-marketable equity securities          (1,776,000)                  --                   --
        Provision for inventory write-downs                        3,593,213                   --                   --
        Changes in operating assets and liabilities:
           Accounts receivable                                     5,223,483           (5,223,483)                  --
           Inventories                                             7,618,859          (11,294,834)          (2,183,282)
           Other assets                                              453,400             (226,426)            (900,196)
           Accounts payable and accrued expenses                      91,998            9,979,642            3,985,179
           Deferred revenue                                               --           (2,500,000)           2,500,000
                                                                ------------         ------------         ------------
     Net cash used in operating activities                        (7,706,936)         (23,233,200)         (10,815,150)
                                                                ------------         ------------         ------------

Cash flows from investing activities:
     Purchases of property and equipment                            (790,571)            (886,840)            (238,841)
     Purchases of intangibles                                       (886,111)                  --                   --
     Proceeds from sales of marketable equity securities           1,560,000                   --                   --
                                                                ------------         ------------         ------------
     Net cash used in investing activities                          (116,682)            (886,840)            (238,841)
                                                                ------------         ------------         ------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock and
       exercise of stock options                                     199,844              362,083           24,441,835
     Net proceeds from issuance of convertible
       preferred stock                                             9,962,231                   --                   --
     Proceeds from notes payable and credit lines                         --            4,500,000                   --
     Repayment of short-term and long-term debt                   (4,500,000)                  --                   --
     Cash contributions from short-swing profits                     164,217                   --                   --
                                                                ------------         ------------         ------------
     Net cash provided by financing activities                     5,826,292            4,862,083           24,441,835
                                                                ------------         ------------         ------------
Net change in cash and cash equivalents                           (1,997,326)         (19,257,957)          13,387,844

Cash and cash equivalents, beginning of year                       2,299,959           21,557,916            8,170,072
                                                                ------------         ------------         ------------
Cash and cash equivalents, end of year                          $    302,633         $  2,299,959         $ 21,557,916
                                                                ============         ============         ============

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                     $    246,587         $     32,892         $     13,299
                                                                ============         ============         ============
     Cash paid during the year for income taxes                 $         --         $         --         $         --
                                                                ============         ============         ============


See accompanying notes for a detail of non-cash investing and financing activities.

                                            See independent auditors' report and
                         accompanying notes to consolidated financial statements

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 1- DESCRIPTION OF THE BUSINESS AND RISK FACTORS

Description of the Business

PharmaPrint Inc. (the "Company" or "PharmaPrint"), a Delaware corporation, was formed in order to complete the development of and commercialize the research conducted over a 20-year period at the University of Southern California ("USC") School of Medicine.

PharmaPrint uses its PharmaPrintTM Process technology to develop high quality dietary supplement, functional food and pharmaceutical products from botanical sources. The PharmaPrintTM Process technology enables the Company to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce products having consistent batch-to-batch quantities and ratios of these bioactives.

The Company is applying several commercialization strategies with its PharmaPrintTM Process technology. The first application of the PharmaPrintTM Process was for the development of high quality herbal dietary supplements. In October 1997, the Company entered into several agreements with AHP (see Note 4 and discussion below) including various subsequent amended agreements. Another application of the PharmaPrintTM Process is the development of FDA-approvable pharmaceuticals from natural plant sources. Other applications of the PharmaPrintTM Process include the development of a line of herbal products combined with vitamins and/or minerals and the development of functional food products.

Risk Factors

During the year ended March 31, 1999, the Company substantially completed the development of the AHP Products and commenced significant manufacture and delivery of such products pursuant to the AHP agreements (see Note 4). Prior to that time, the Company engaged primarily in research and development activities and reported as a development stage company. Since inception (September 15, 1994) the Company has incurred significant losses (totaling $74,007,636 through March 31, 2000) and has a working capital deficit of $12,073,850 at March 31, 2000.

On October 21, 1999, the Company received a one-year termination notice regarding the manufacture of certain products for AHP. From October 21, 1999 through November 15, 1999, the Company engaged in discussions with AHP to resolve certain issues between the companies. On November 15, 1999, the Company was informed that, on November 8, 1999, AHP initiated a legal action against PharmaPrint, alleging a number of claims including breach of contract. AHP is seeking monetary damages, declaratory judgment and injunctions. On November 16, 1999, PharmaPrint initiated an action against AHP, alleging a number of claims including misappropriation of trade secrets, breach of contract, violation of unfair competition laws and breach of the implied covenant of good faith and fair dealing. PharmaPrint is seeking monetary damages, preliminary and permanent injunctions, punitive damages, restitution and disgorgement and other damages. On July 20, 2000, AHP and the Company entered into a confidential settlement agreement fully and finally resolving the actions of both parties. The Company is in the process of evaluating the financial statement impact of this settlement.

AHP accounted for substantially all of the Company's sales during for the years ended March 31, 2000 and 1999. The relationship with this customer during fiscal year 2000 was terminated due to significant litigation between the two parties as described above. As a result, the Company has no current distribution channels to market its products and the Company has essentially ceased all revenue-generating activities.

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 1- DESCRIPTION OF THE BUSINESS AND RISK FACTORS, CONTINUED

The Company is currently negotiating settlement and payment arrangements with its significant vendors that include both a reduction in the total amounts owed such vendors and an extended payment plan should the vendors accept a reduced payment. Certain vendors have also independently commenced legal actions against the Company to collect amounts owed them and for various other damages (see Note
7). The Company also intends to issue either common stock or warrants to purchase common stock to the vendors as an incentive for the vendors to accept a reduced cash payment and the extended payment plan. If the Company is unable to successfully negotiate arrangements with its vendors and/or is unsuccessful in its defense of pending legal matters (see Note 7), the Company will evaluate other options including, but not limited to, seeking protection from the bankruptcy court. Subsequent to year-end, the Company has completed negotiations with several significant vendors (see Note 11).

On May 4, 2000, the Company was de-listed from the NASDAQ National Market for failure to maintain the net tangible asset requirement of NASDAQ, among other requirements. The shares are currently quoted on the NASD over-the-counter bulletin board. The de-listing may make it more difficult for the Company to raise capital in the public markets in the future.

The Company is presently funding its ongoing operations from cash on hand, through the sale of shares of Vicus.com, Inc., and from a $1 million secured line of credit (see Note 11).

The Company is currently seeking to raise additional equity and/or debt capital, sell its technology or locate an appropriate merger candidate in order to pay its current liabilities, to fund current operations and to fund sales and marketing efforts for new revenue distribution channels. The Company's ability to raise sufficient capital and meet future capital requirements will depend on many factors, including but not limited to: the outcome of stockholder and other litigation, the Company's ability to both reduce current amounts owed its significant vendors and pay such amounts over an extended time period, the Company's ability to get its common stock re-listed on the NASDAQ National Market, the Company's ability to obtain new distribution channels to sell its products, cost and availability of key botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, dependence on third parties for collaboration/new distribution channels, and competition. Provided that the Company can successfully raise capital and successfully negotiate settlement and payment arrangements with significant vendors, the Company believes that its capital resources will enable it to maintain reduced operations for the next six months. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate with significant vendors.

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of long-lived assets under SFAS No. 121 and of inventories) or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the realizability of inventories and long-lived assets as a result of the events described in Note 1. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company is required to estimate the fair value of all financial instruments included on its balance sheet at March 31, 2000. The Company considers the carrying value of such amounts in the financial statements (cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable) to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization.

Non-Marketable Equity Securities

The Company accounts for its non-marketable equity securities at cost (see Note
3). No gain or loss is recognized on such securities until the securities are sold or exchanged.

Inventories

Inventories are stated at the lower of cost (determined on a specific identification method) or market and consisted of the following:

                                      MARCH 31,
                            ------------------------------
                               2000                1999
                            -----------        -----------

     Raw materials          $    63,750        $ 5,095,645
     Work-in-process          1,678,023          8,382,471
                            -----------        -----------
                            $ 1,741,773        $13,478,116
                            ===========        ===========

During the current fiscal year, the Company recognized losses on the write down of inventory of $3,593,213 in order to value the inventory at its estimated net realizable value at March 31, 2000 primarily as a result of the events described in Note 1.

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Property and Equipment

Property and equipment are stated at cost and consisted of the following:

                                                              MARCH 31,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
 Equipment, net of impairment loss of $1,271,689      $ 594,079     $1,090,655
 Furniture, net of impairment loss of $103,324          104,176        202,781
 Less accumulated depreciation                         (498,255)      (237,244)
                                                      ---------     ----------
                                                      $ 200,000     $1,056,192
                                                      =========     ==========

Depreciation is provided using the straight-line method over the estimated useful life for equipment of three to ten years and furniture for five years.

Intangible Assets

Intangible assets consist primarily of patent costs and are classified as other long-term assets in the accompanying consolidated balance sheet. Patent costs are amortized on a straight-line basis over 10 years. See below for impairment loss recognized on intangibles at March 31, 2000.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At March 31, 2000, management determined that the Company's long-lived assets have been impaired as follows:

    o As a result of the events described in Note 1, management wrote down the value of all property and equipment to the estimated liquidation value, which is estimated at $200,000 in the current fiscal year. This estimate is based on the estimated market value of certain production equipment. The Company recognized impairment losses of approximately $1,375,000 on the impairment of its property and equipment.

    o As a result of the events described in Note 1, management wrote off the value of all of its intangible assets in the current fiscal year. The Company recognized impairment losses of approximately $1,216,000 on the impairment of its intangible assets.

    o Based upon uncertainties in the realizability in certain other assets, the Company wrote off the value of these other assets in the current fiscal year. The Company recognized an impairment loss of approximately $389,000 on the impairment of these other assets.

Management believes that the impairment losses recognized on long-lived assets, including property and equipment, intangible assets, and other assets, are adequate. There can be no assurance, however, that market conditions will not change which could result in additional future long-lived asset impairments (see
Note 1).

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Deferred Revenue

Deferred revenue represents an up-front licensing fee received from AHP for products developed by the Company for AHP. Such licensing fee was recognized as revenue during the year ended March 31, 1999 due to the first sale by AHP of the initial AHP Products (see Note 4).

Revenue Recognition

Revenues are recognized when products are shipped to customers.

Research and Development Costs

Research and development costs are charged to expense as incurred. For the years ended March 31, 2000 and 1999, the Company included in research and development approximately $1,344,000 and $2,400,000, respectively, of production costs incurred in the manufacturing of salable products.

Advertising

The Company expenses all advertising as incurred. Amounts incurred for advertising expense for the years ended March 31, 2000, 1999 and 1998 were approximately $117,000, $1,500 and $0, respectively.

Income Taxes

The Company accounts for income taxes using the liability method as prescribed by SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities using enacted tax rules that will be in effect when the differences are expected to reverse. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Loss Per Share

The Company has adopted SFAS No. 128 "Earnings Per Share." As required pursuant to SFAS No. 128, basic loss per share is computed based on the weighted average number of common shares outstanding for the period. Diluted loss per share is computed assuming dilution from stock options and warrants. The Company excluded all outstanding stock options and warrants from the diluted computation, as their effect is antidulutive (see Note 8).

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." The Company will continue to account for employee options in accordance with APB Opinion No. 25 and, as permitted under SFAS No. 123, will make the necessary pro forma disclosures mandated by SFAS No. 123. Compensation expense related to stock options granted to others is calculated using the fair market value of the stock option on the date of grant (see Note 8).

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and distributions to owners. There is no effect of SFAS No. 130 in these financial statements as the Company has no items of comprehensive income.

Segment Information

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company believes that it currently operates under one segment.

Organization Costs

In fiscal 2000, the Company adopted Statement of Position No. 98-5 "Reporting of the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs, which did not have a material effect on the financial condition or results of operations of the Company.

Recent Accounting Pronouncements

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company does not expect the adoption of EITF 00-2 to have a material effect on its financial statements.

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

Reclassifications

Certain reclassifications were made to prior period amounts, enabling them to conform to current period presentation.

NOTE 3 - NON-MARKETABLE EQUITY SECURITIES

Non-marketable equity securities consist of shares of Vicus.com, Inc. ("Vicus"). Vicus was formed by several related parties to the Company, and was for some time operating out of the Company's offices. During the current year, the Company received 1,900,000 founder's shares of this stock for assistance in incubating the Company during its inception. The Vicus shares have been recorded at their book value of $0. During fiscal 2000, the Company sold approximately 1,300,000 shares of the Vicus stock at $1.20 per share to unrelated third parties for total proceeds of $1,560,000. The Company also transferred 184,000 shares of the Vicus stock to certain attorneys in relief of trade payables of approximately $36,000 and for a retainer valued at $180,000. The total of these sales and transfers have been recorded as gain on sale of non-marketable securities in the accompanying statement of operations for the year ended March 31, 2000.

As of March 31, 2000, the Company holds 420,000 shares of Vicus which were sold after year end (see Note 11).

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 4 - AGREEMENTS

AHP Agreements

In October 1997, the Company entered into several agreements with AHP whereby the Company applied its PharmaPrintTM Process to produce a line of high quality herbal dietary supplement products marketed by AHP under the Centrum-Registered Trademark- brand name. Pursuant to the terms of the agreements, AHP paid the Company $2,500,000 as an up-front licensing fee and was required to pay an additional fee of $500,000 upon the issuance of a patent containing claims covering the PharmaPrintTM Process. Additionally, AHP agreed to spend annually at least the lesser of $20 million or an amount equal to 50% of net sales of the AHP Products in advertising and other marketing expenditures in each of the first two years following initial product launch. AHP also agreed to purchase the AHP Products from the Company under a Supply Agreement at specified prices. In addition, if the Company succeeded in securing a patent containing a claim or claims comprising the PharmaPrintTM Process applied generally or on a product-by-product basis, AHP would have paid royalties to the Company on net sales of such patented AHP products of 4% in the first year and 6% thereafter. AHP commenced marketing PharmaPrint's six herbal dietary supplement products (echinacea, garlic, ginseng, ginkgo biloba, saw palmetto and St. John's wort) in October 1998.

In November 1998, AHP and PharmaPrint entered into an agreement whereby AHP paid PharmaPrint $5,000,000 as reimbursement for certain development and production costs and increased the per unit amount to be paid by AHP to PharmaPrint for the AHP Products delivered or to be delivered prior to February 28, 1999. In April 1999, AHP and PharmaPrint entered into an additional agreement that extended the per unit cost increase paid by AHP to PharmaPrint for AHP Products delivered or to be delivered from March 1, 1999 through July 31, 1999. In October 1999, AHP terminated its agreement with the Company and initiated litigation against the Company; the Company filed suit against AHP in November 1999 (see Note 1).

As part of the settlement agreement dated July 20, 2000 (see Note 1), all agreements with AHP have been terminated.

USC License Agreement

In March 1995, the Company entered into a license agreement with USC (the "USC License Agreement") that granted the Company an exclusive, worldwide license to:
(i) the PharmaPrintTM Process; (ii) use certain therapeutic compounds; and (iii) other related products developed at USC. USC has also agreed to grant the Company the right to sublicense certain products and a right of first refusal to obtain a license for any improvements to certain products developed by USC. The term of the USC License Agreement began March 1, 1995, and ends on the later of February 28, 2010, or the expiration of the last issued patent under the USC License Agreement.

In exchange for the license, the Company agreed to pay USC: (i) royalty payments of 1% of the Company's net sales of pharmaceutical products developed using the PharmaPrintTM Process; (ii) after the first patent issues, an annual minimum royalty of $15,000, which shall increase by $5,000 annually for the following two years and be $25,000 annually thereafter; (iii) an annual license fee of $10,000 payable until a patent issues; and (iv) 328,563 shares of the Company's common stock valued at $316,000 at the time of the exchange. During each of the years ended March 31, 2000, 1999 and 1998, total royalty expense under the USC License Agreement was $25,000. Subsequent to March 31, 2000, the Company was in default of the USC License Agreement.

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 5 - INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through March 31, 2000. At March 31, 2000, the Company has net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes of approximately $66 million and $35 million, respectively; such carryforwards expire in various years through 2020. Deferred tax assets include these net operating loss carryforwards as well as certain expenses that are reported for book and tax purposes in different periods. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

Under the Tax Reform Act of 1986, the amounts of and benefits from the Company's net operating loss carryforwards are limited due to a cumulative ownership change that occurred over a three-year period. However, based upon preliminary estimates, management believes that the effect of such limitation will not have a significant adverse effect on its financial condition or results of operations.

NOTE 6 - LONG-TERM DEBT

Bank Loan

The Company was served with a temporary protective order in October 1999, that required immediate repayment of the Company's outstanding debt to the bank, due to non-compliance with certain covenants contained in the debt agreement and the general deterioration of the Company's business. The Company paid $4,500,000 to repay the outstanding principle, and paid approximately $223,000 in interest during the year related to this loan. As of March 31, 2000 all amounts owed to the bank have been paid in full.

Promissory Note

Long-term debt relating to the settlement agreement with International Processing Corporation, Inc. ("IPC") (see Note 7), consists of the following as of March 31, 2000:

Unsecured promissory note payable to IPC, payable
  in quarterly installments of $25,000, interest
  imputed at 12% per annum, with a balloon
  payment of $75,000 due in March 2001, net of
  unamortized discount of $35,037                       $214,963
Less current portion                                     (77,611)
                                                        --------
                                                        $137,352
                                                        ========

The following is a schedule of future annual principal payments:

             YEARS ENDING MARCH 31,
             ----------------------

                     2001                               $ 77,611
                     2002                                137,352
                                                        --------
                                                        $214,963
                                                        ========

There was no imputed interest expense relating to this note payable for the year ended March 31, 2000.

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

On February 3, 2000, the Company was served with a class action complaint filed January 5, 2000, as amended January 27, 2000. This action is on behalf of all those who acquired the common stock of PharmaPrint between July 1, 1999 and November 15, 1999. The Company was also served with a class action complaint filed January 20, 2000. This action is on behalf of all persons who purchased the common stock of PharmaPrint from April 1, 1999 through November 17, 1999. The plaintiffs are seeking compensatory damages, and other costs and expenses, including legal fees. The Company and its officers intend to vigorously defend the merits of the lawsuits.

On March 31, 2000 the Company settled a suit with IPC, a vendor. In the settlement, the Company agreed to issue a promissory note which called for quarterly payments of $25,000 beginning on June 30, 2000, with a balloon payment of $75,000 due on March 30, 2002 (see Note 6) and a pro-rata percentage of 1,000,000 shares (as determined by a percentage of the total amount of debt released by IPC over the total amount released by all other vendors - see Note
11) in exchange for a release from all amounts due to IPC prior to the agreement. The Company has discounted the note using a 12% interest rate, and transferred the present value of the payment obligations from accounts payable to notes payable. No gain on extinguishment of debt will be recognized until the number of shares is determined. Based on the Company's closing price on July 14, 2000 and preliminary allocation of shares, this settlement would result in a potential extraordinary gain of approximately $400,000.

During the current fiscal year Pennie and Edmonds, LLP ("PEL"), filed a suit against the Company for unpaid legal fees in the amount of $225,000. The Company contends that PEL's estimation of the fees owed to them is based upon excessive and inappropriate charges for services that are unjustified. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend itself. As the outcome or final amount to be paid by the client is undeterminable no accrual for loss relating to this suit is reflected in the accompanying financial statements.

On March 29, 2000 the Company was informed that an action was filed by a former employee Kenneth Gorelick against the Company alleging damages arising out of employment with the Company in excess of $150,000 plus interest and costs. The Company contends that this is not a legitimate claim. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend itself. As the outcome and final amount are not determinable, no accrual for loss relating to this suit is reflected in the accompanying financial statements.

In April 2000, the Company initiated an action against Bio Dar, Inc. ("Bio Dar"), a vendor. The Company filed the suit for claims arising from establishment of rights and to verify ownership of intellectual properties. The Company is seeking $2.5 million in damages. Bio Dar has filed an answer to the suit, and has initiated a counter suit for damages not exceeding the amount sought by the Company. As the outcome and final amount are not determinable, no accrual for loss relating to this suit is reflected in the accompanying financial statements.

In July 1999 Applied Analytical Industries, Inc. ("AAI"), a vendor, filed a Demand for Arbitration with the American Arbitration Society, seeking to recover damages for alleged breach of contract related to a Manufacturing Contract (See
Note 7). In December 1999 the Company initiated a counterclaim against AAI. The Company filed the suit for claims arising from breach of contract, fraudulent inducement and fraud and negligence arising from various manufacturing and analytical agreements between the companies. The Company is seeking in excess of $6,000,000 in damages, and AAI is seeking in excess of $6,000,000 for payment of unpaid charges, interest and other damages. The Company is seeking to settle the claims by issuing shares of the Company's stock in exchange for a mutual dismissal of actions and relief of all trade payables owed to AAI. Subsequent to March 31, 2000, the Company reached a tentative settlement with AAI (see Note
11).

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Purchase Commitments

The Company has a $10,000,000 purchase commitment, expiring in December 2000, with a vendor to purchase raw materials to be used for one herbal product and to provide processing services for an additional herbal product. These agreements are terminable by the Company in certain circumstances, including termination of the AHP agreements. The product and service commitments are used by the Company to meet its obligations under the AHP agreements. In March 2000, the Company received notification that the vendor was canceling the agreement due to the fact that the Company had failed to meet its purchase requirements. As of March 31, 1999, the Company had spent $3,338,000 pursuant to these agreements.

In June 1998, the Company entered into a three-year service agreement with AAI. Under the terms of the agreement, effective July 1, 1998, AAI will provide certain manufacturing services for the Company at agreed upon prices based upon production volume. The Company is committed to reimburse AAI a minimum of $300,000 per quarter. The Company is also subject to the following termination fees: (i) $700,000 if the agreement is terminated within 6 to 12 months of its effective date; (ii) $200,000 if the agreement is terminated within 12 to 24 months of its effective date and (iii) $100,000 if the agreement is terminated after 24 months of its effective date. During the year ended March 31, 2000, the Company did not meet its minimum manufacturing quantity pursuant to the agreement. In July 1999, the Company cancelled the agreement with AAI and recorded a $200,000 termination fee, which is reflected as a general and administrative expense in the accompanying statement of operations. The Company is currently in litigation with AAI as to the amount owed pursuant to the terms of this agreement (see above) and has reached a tentative settlement with AAI after March 31, 2000 (see Note 11).

In August 1999, the Company entered into several 30-month agreements with a vendor to provide various manufacturing and management consulting services. Pursuant to the management agreement, the Company has agreed to reimburse the vendor $38,000 per month in exchange for, among other things, general management services, access to the manufacturer's standard operating procedures and computer systems and general assistance in the establishment of the Company's own manufacturing site. The agreements are terminable upon mutual agreement by both parties. For the year ended March 31, 2000, the Company has incurred $307,000 of expenses related to these agreements.

Leases

The Company leases its corporate headquarters and certain equipment under operating leases that expire through December 2003. Lease expense was approximately $906,000, $434,000 and $186,000 for the years ended March 31, 2000, 1999 and 1998, respectively. At March 31, 2000, future minimum lease payments under the noncancelable operating leases are as follows:

           Years Ending March 31,
           ----------------------

                   2001                             $  777,000
                   2002                                679,000
                   2003                                524,000
                   2004                                  7,000
                   2005                                  3,000
                                                    ----------
                                                    $1,990,000
                                                    ==========

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Employment Agreements

At March 31, 2000, the Company had an employment agreement with its President effective as of September 9, 1999. The employment agreement has a three-year term and provide for annual base salary of $350,000, plus certain benefits. The employment agreements provide for 15 months of severance compensation, as defined, in certain cases of termination, as defined in each employment agreement. Subsequent to year end the President terminated his employment with the Company under circumstances that did not qualify for the 15-month severance compensation (see Note 11).

NOTE 8 - STOCKHOLDERS' EQUITY

Convertible Series A Preferred Stock

The Company's Board of Directors is authorized, subject to applicable law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix or alter the rights, preferences, privileges and restrictions, including voting, conversion, liquidation, dividend and redemption of the shares of each wholly unissued series and any restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without further action of the stockholders. In June 1999, the Board of Directors authorized the issuance of 1,000,000 shares of Convertible Series A Preferred Stock ("Series A Preferred Stock") with a par value of $0.001.

On June 4, 1999, the Company completed a $10 million private placement (the "Private Placement") of 10,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into shares of common stock as determined by dividing the sum of the stated value ($1,000) plus accrued dividends at 6% by the conversion price (defined as the lesser of (i) $8.55 [120% of the average closing bid price of the Company's common stock for the three trading days prior to the execution of definitive documentation on June 4, 1999] and (ii) 100% of a measure of the market price of the common shares at the time of conversion), as defined in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the "Agreement").

Pursuant to the Agreement, the Company has the option to redeem the Series A Preferred Stock under certain circumstances. In order to affect such a redemption, the average closing bid price of the common stock for the ten consecutive trading days prior to the notice of redemption must be less than $4.8125. The redemption price of each share of Series A Preferred Stock in such case will be 115% of the stated value ($1,000) plus 6% of the stated value per year the Series A Preferred Stock is outstanding.

The Series A Preferred Stock has a dividend yield of 6%, payable at the time of conversion in shares of the Company's common stock. At March 31, 2000, the Company has recorded $452,425 related to preferred stock dividends. As this amount will not be paid in cash, it is shown as a decrease in the accumulated deficit account and a corresponding increase in the additional paid in capital account in the accompanying consolidated balance sheet.

In connection with the Private Placement, the Company granted the investor registration rights which obligate the Company to register the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock. Other than as provided under the Delaware General Corporation Law, the holders of Series A Preferred Stock have no rights to vote on matters presented to the Company's stockholders.

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

Upon the occurrence of certain liquidation events as defined in the Agreement, the holders of Series A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to the Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. The Preferred Stock is also redeemable at the option of the holder if at the time of conversion the Company fails to issue common shares to the holders of the Preferred Stock or if the registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock is not effective for certain specified periods. As these redemption provisions are under the control of the Company, the Series A Preferred Stock is reflected as a component of stockholders' (deficit) equity in the accompanying consolidated balance sheet.

As of March 31, 2000, 2,890 shares of Series A Preferred Stock were converted into 2,776,236 shares of common stock pursuant to the Agreement.

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

Option holders exercised their stock options during the three years ended March 31, 2000 as follows: 170,521 shares for $199,844 in fiscal 2000, 242,484 shares for $362,085 in fiscal 1999 and 5,202 shares for $5,000 in fiscal 1998.

Stock Options

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

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

Option activity for the years indicated below is as follows:

                                                           Years ended March 31,
                          ---------------------------------------------------------------------------------
                                    2000                        1999                        1998
                          ------------------------    -----------------------      -----------------------
                                          Weighted                   Weighted                     Weighted
                                           Average                    Average                     Average
                          Options           Price      Options         Price        Options        Price
                          ---------       --------    ---------      --------      ---------     ---------
Outstanding,
  beginning of year       1,920,093        $5.39      2,031,304       $ 5.39         782,078       $3.11
     Granted              1,986,133         1.24        299,500        10.22       1,290,300        6.74
     Exercised             (170,521)        1.19       (242,484)        1.74          (5,202)       0.96
     Cancelled             (586,800)        6.15        (72,500)       15.96         (13,872)       0.96
     Forfeited             (729,605)        6.63        (95,727)        5.58         (22,000)       6.97
                          ---------                   ---------                    ---------

Outstanding,
  end of year             2,419,300        $2.35      1,920,093       $ 6.20       2,031,304       $5.39
                          =========                   =========                    =========

Exercisable,
  end of year             1,340,467        $3.12      1,585,773       $ 6.13       1,440,321       $4.58
                          =========                   =========                    =========
Weighted average
   fair value of
   options granted                         $1.42                      $ 6.03                       $3.96

1,835,300 of the options outstanding at March 31, 2000 have an exercise price of $1.10 per share and a weighted average remaining contractual life of 9.8 years; 822,800 of these options are exercisable at March 31, 2000. 117,500 of the options outstanding at March 31, 2000 have exercise prices ranging from $4.13 to $4.75 per share, a weighted average exercise price of $4.40 and a weighted average remaining contractual life of 7.9 years; 77,292 of these options are exercisable at March 31, 2000. 360,000 of the options outstanding at March 31, 2000 have exercise prices ranging from $5.06 to $6.00 per share, a weighted average exercise price of $5.86 and a weighted average remaining contractual life of 7.3 years; 347,500 of these options are exercisable at March 31, 2000. 106,500 of the options outstanding at March 31, 2000 have exercise prices ranging from $9.00 to $11.50 per share, a weighted average exercise price of $9.82 and a weighted average remaining contractual life of 8.6 years; 92,875 of these options are exercisable at March 31, 2000.

During the year ended March 31, 1997, the Company granted to consultants options to purchase 86,800 shares of common stock at the fair market value on the date of grant. Of such grants, 10,000 options were granted under the 1995 Plan and vested immediately and 76,800 options were granted outside the 1995 Plan (see below) and vest over two years. In accordance with SFAS No. 123, the Company recorded compensation expense of approximately $100,000 during fiscal 1997 and $120,000 during fiscal 1998. Additionally, the Company recorded approximately $54,000 as deferred compensation relating to the 76,800 options at March 31, 1998, which was amortized during the year ended March 31, 1999.

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

During the year ended March 31, 1998, the Company granted options outside of the 1995 Plan to purchase 141,800 shares of common stock, at the fair market value on the date of grant. Additionally, the Company's then Chairman of the Board of Directors and a majority stockholder, granted certain individuals options to purchase 430,000 shares of his common stock at the fair market value on the date of grant. All of the aforementioned options are included in the Company's pro forma calculation (see below) pursuant to SFAS No. 123, with the exception of options to purchase 76,800 shares of common stock, which are recorded as compensation expense as discussed previously.

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

During the year ended March 31, 2000, the Company granted to consultants and employees options to purchase 1,986,133 shares of common stock at the fair market value on the date of grant. Of this amount, options to purchase 747,800 shares represented the reissuance of 586,800 options granted to consultants and employees in prior years that were cancelled in fiscal 2000. The Company has recorded stock compensation expense of $1,297,304 during fiscal 2000 as a result of employee option reissuance (under FIN 44) and consultant option grants (under SFAS 123).

Additionally, the Company has recorded approximately $101,903 as deferred compensation relating to the options outstanding to consultants at March 31, 2000, such amount to be amortized over the remaining vesting periods.

SFAS 123 Pro Forma Information

Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee's stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended March 31, 2000, 1999 and 1998, respectively: risk free interest rate of 6.25%, 4.87% and 6.36%; expected dividend yield of 0% for each year; expected lives of the options of five years for each year; and volatility factor of the expected market price of the Company's common stock of 170%, 65% and 58%.

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense and net loss had compensation cost for the Company's stock option issuances been determined based on fair value on the date of grant consistent with the provisions of SFAS 123 is as follows:

                                            YEAR ENDED MARCH 31,
                            --------------------------------------------------
                                2000               1999               1998
                            ------------       ------------       ------------
      Net loss:
           As reported      $(27,595,904)      $(14,782,860)      $(18,115,402)
           Pro forma        $(28,255,467)      $(17,303,387)      $(20,079,365)

      Loss per share:
           As reported      $      (1.92)      $      (1.08)      $      (1.59)
           Pro forma        $      (1.97)      $      (1.27)      $      (1.77)

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

Shareholders' Agreement

The Company entered into a shareholders' agreement (the "Shareholders' Agreement") in March 1996, with Elliot P. Friedman, then the Company's Chief Executive Officer, Tasneem Khwaja, the Company's then Chairman, and certain individuals and entities. Pursuant to the Shareholders' Agreement: (i) Dr. Khwaja contributed 1,336,978 shares of common stock to the Company as a capital contribution; (ii) the Company issued 624,270 shares of common stock to D-RAM Industries PTY Ltd. ("D-RAM"), as nominee of Robert J. Burgess for consulting services; and (iii) the Company granted stock options to purchase 712,708 shares of common stock at a price of $0.96 per share to Mr. Friedman.

The common stock options granted to Mr. Friedman and the common stock issued to D-RAM were subject to cancellation if the Company did not raise a minimum amount of proceeds in an initial public offering ("Initial Offering") prior to August 16, 1997, as defined. In addition, the options granted to Mr. Friedman were to be canceled on August 20, 2001, unless prior to that date: (i) the Company received approval of the FDA for the public sale of any pharmaceutical product;
(ii) the Company consummated a merger or other transaction or the Company sold substantially all of its assets; (iii) the Company generated net pretax earnings of $0.50 per share for two consecutive years, as defined; or (iv) certain shares of common stock of each of Mr. Friedman and Dr. Khwaja, the sale of which was restricted until August 14, 2001 pursuant to a lock-up agreement with the underwriter of the Offering, were released from such lock-up agreement.

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

Stock Warrants

At March 31, 2000, the underwriter of an earlier offering had a warrant outstanding for the purchase of 300,000 shares of common stock at a purchase price of $5.50 per share. The warrant is exercisable through August 2001. In addition, the underwriter of the 1998 Offering had a warrant outstanding for the purchase of 112,500 shares of common stock at a purchase price of $12.60. The warrant is exercisable for a period of four years commencing one year after the effective date of the 1998 Offering.

Except as disclosed above, no other warrants were granted, exercised or cancelled during the three-year period ended March 31, 2000.

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

Short-Swing Profits

During fiscal year 2000, it was discovered by the Company's management that beneficial owners (as defined by the Securities Exchange Act of 1934) had profited from purchases and subsequent sales of the Company's common stock that were held for less than six months ("short-swing profits"). Pursuant to Section 16(b) of the Securities Exchange Act of 1934, the Company acted to recover these profits from the beneficial owners. As a result, the Company received $164,217, which has been credited to additional paid-in capital as a contribution to stockholders' (deficit) equity.

NOTE 9 - RELATED-PARTY TRANSACTIONS

Advanced Bioresearch Associates ("ABA") is a clinical research organization that provided FDA strategic consulting and professional services and provides guidance to the Company in connection with various clinical, scientific and regulatory matters. Mr. Howard R. Asher, a member of the Company's Board of Directors from August 1996 through June 1998, is the President and Chief Executive Officer and a controlling stockholder of ABA. The Company incurred approximately $1,286,000 and $1,889,000 of research and development expenses relating to the services provided by ABA for the years ended March 31, 1999 and 1998, respectively. Management believes that all amounts paid to ABA are fair and reasonable and are on terms similar to those available with non-affiliated parties. During the year ended March 31, 1999, the Company ceased using the services of ABA.

During the year ended March 31, 1998, the Company utilized the services of Mr. Phillip G. Trad, a member of the Company's Board of Directors, for various legal and business development matters. The Company incurred approximately $121,000 of general and administrative expenses for the year ended March 31, 1998 relating to the services provided by Mr. Trad. In November 1997, Mr. Trad became an employee of the Company.

During the year ended March 31, 2000, the Company received shares of Vicus from related parties (see Note 3).

NOTE 10 - EARNINGS PER SHARE

Basic and diluted loss per common share is computed as follows:

                                            2000            1999           1998
                                        ------------    ------------    ------------
Numerator for basic and diluted loss
  per common share:
     Net loss                           $(27,595,904)   $(14,782,860)   $(18,115,402)
     Preferred dividends                    (452,425)             --              --
                                        ------------    ------------    ------------
     Net loss available to common
       stockholders                     $(28,048,329)   $(14,782,860)   $(18,115,402)
                                        ============    ============    ============

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 10 - EARNINGS PER SHARE, CONTINUED

                                            2000         1999        1998
                                         ----------   ----------   ----------
Denominator for basic and diluted
  loss per common share:
     Weighted average common shares
       outstanding                       14,589,656   13,654,976   11,363,130
                                         ==========   ==========   ==========
     Net loss per common share
       available to common
       stockholders                      $    (1.92)  $    (1.08)  $    (1.59)
                                         ==========   ==========   ==========

NOTE 11 - SUBSEQUENT EVENTS

Management

Subsequent to March 31, 2000 the President and CEO terminated his employment contract with the Company. The Company has accrued approximately $21,000 of expense related to amounts owed and subsequently paid to him. An interim CEO has been retained until such time as the Company can stabilize its current financial condition. The Company is current negotiating a compensation package for the interim CEO, which will include a combination of stock options, and cash consideration. As of July 14, 2000, the compensation package had not been finalized.

Accounts Payable Settlements

Subsequent to year end the Company has obtained settlement agreements with certain of its vendors. The settlement agreements require the Company to issue non-interest bearing notes with payments totaling one-half of the amount owed to each of the vendors. Additionally, the Company will transfer 1,000,000 shares of its common stock to these settling creditors (including IPC - see Note 7) on a pro-rata basis. The agreements are contingent on each of the settling creditors signing the agreements; otherwise, all of the agreements will be null and void. As of July 14, 2000, 10 of the 20 settling creditors have signed representing approximately $1,755,000 of the accounts payable at March 31, 2000. If all of these agreements are signed, the Company will reduce its obligations (before considering the present value of these payments at an estimated 12% discount rate) by a total of $3,345,000 in exchange for stock valued at $469,000 (based on the July 14, 2000 closing price), representing a potential extraordinary gain on extinguishment of debt of approximately $2,876,000.

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 11 - SUBSEQUENT EVENTS, CONTINUED

Litigation

Other than the settlement of the AHP matter (see Note 1), the Company has not reached any further settlements after March 31, 2000 in its pending litigation matters. The Company has reached a tentative settlement with AAI, agreeing to transfer 2.2 million shares of the Company's common stock (valued at approximately $1,031,000 based on the July 14, 2000 closing price) in exchange for the relief of approximately $5.5 million in accounts payable, which would result in a potential extraordinary gain on extinguishment of debt of approximately $4.5 million.

Sale of Non-marketable Equity Securities

Subsequent to year end the Company sold all the remaining Vicus shares for gross proceeds of $504,000, realizing a $504,000 gain on the sale.

Operations

Subsequent to year end and through July 2000, the Company has not conducted any significant sales or production activity. Management is involved in settling with creditors, pending litigation matters, obtaining financing and pursuing merger candidates or other strategic relationships.

Line of Credit

Subsequent to year end the Company entered into a line of credit agreement with Montecito Leasing Group, LLC ("Montecito"). Pursuant to the terms of the agreement, the Company obtained a $1,000,000 credit line with a maturity date of November 22, 2000. Outstanding borrowings under this line bear interest at 10% per annum payable monthly and are secured by substantially all of the Company's assets including all of its inventories, fixed assets, patents and pending patents. At July 14, 2000, the Company's balance on this line was $358,000.

Concurrent with the line of credit, the Company granted Montecito a warrant to purchase 500,000 shares of the Company's common stock at $0.40 per share (lower than the Company's closing price of $0.65 on the date of grant). 250,000 of these shares are exercisable immediately, with the other 250,000 shares exercisable when and if the Company has borrowed an aggregate of $1,000,000 under the line of credit. The warrant agreement also contains a cashless exercise option, registration rights and anti-dilution provisions as more fully described in the warrant agreement. The warrant expires in May 2005.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               QUARTER
                                     ------------------------------------------------------------
                                        FIRST          SECOND           THIRD           FOURTH
                                     -----------     -----------     -----------     ------------
Fiscal year ended March 31, 2000:
    Manufacturing revenues           $ 5,409,618     $   589,774     $   493,476     $         --
    Gross profit                         639,901      (1,124,847)     (3,625,762)        (913,120)
    Net loss                          (3,276,516)     (6,579,023)     (7,448,121)     (10,292,244)
    Basic and diluted net loss
      per common share                     (0.24)          (0.48)          (0.53)           (0.67)

                                                                PHARMAPRINT INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2000


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED), CONTINUED

                                                                      QUARTER
                                             -----------------------------------------------------------
                                                FIRST          SECOND           THIRD          FOURTH
                                             -----------     -----------     -----------     -----------
Fiscal year ended March 31, 1999:
    Manufacturing revenues                   $   225,956     $ 4,036,215     $ 4,378,624     $ 6,148,269
    Licensing and development fees                    --              --       7,500,000              --
    Gross profit                                  51,689         757,323       8,333,433         891,126
    Net (loss) income                         (4,428,579)     (8,041,539)      2,661,284      (4,974,026)
    Basic net (loss) income per common
      share                                        (0.32)          (0.59)           0.19           (0.36)
    Diluted net (loss) income per common
      share                                        (0.32)          (0.59)           0.18           (0.36)

Fiscal year ended March 31, 1998:
    Revenue                                  $        --     $        --     $        --     $        --
    Gross profit                                      --              --              --              --
    Net loss                                  (1,833,804)     (6,370,850)     (4,254,972)     (5,655,776)
    Basic and diluted net loss per common
      share                                        (0.17)          (0.58)          (0.39)          (0.45)

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Arthur Andersen LLP completed the audit of our financial statements for the fiscal years ended March 31, 1999 and 1998. In May 2000, we dismissed Arthur Andersen LLP as our independent accounting firm and we engaged Corbin & Wertz as our independent accounting firm. Corbin & Wertz completed the audit of our financial statements for the fiscal year ended March 31, 2000. Arthur Andersen LLP has confirmed that they did not have any disputes or disagreement with our management regarding accounting principles or practices, financial disclosure or auditing scope of procedures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PHARMAPRINT INC.

         Our directors and executive officers, their ages and positions are set forth below:


     NAME                    AGE                        POSITION
     ----                    ---                        --------
John H. Abeles, M.D.         54      Director
Steven A. Bowman             55      Chief Executive Officer, Principal Accounting Officer
Elliot P. Friedman           46      Director
Phillip G. Trad              50      President, Secretary and Treasurer and Director
Nathan F. Troum, M.D.        79      Director

         The following is a brief summary of the business experience of our executive officers and directors:

         JOHN H. ABELES, MD has been a member of our Board of Directors since August 1996. Dr. Abeles has served as President of MedVest, Inc., a venture capital and consulting firm, since 1980. He serves as a director of Encore Medical Inc., I-Flow Corporation, DUSA Pharmaceuticals, Inc. and Oryx Technology, Inc.

         STEVEN A. BOWMAN has served as our Chief Executive Officer since May 2000. Since 1998, Mr. Bowman served as the Senior Partner of Block, Bowman & Rocklin, LLC, an independent consulting firm that represents corporate clients in the areas of mergers and acquisitions and financial advisory services. From 1985 to 1986, Mr. Bowman was the co-founder, President and Chief Executive Officer of FreeStyle USA, Inc., a sports watch company that distributed its products to retail sporting goods stores. From 1981 to 1996, Mr. Bowman was the co-founder, President and Chief Executive Officer of Sunburst Products Inc., a nylon and velcro personal products company. From 1976 to 1996, Mr. Bowman was the co-founder, President and Chief Operating Officer of Ski-Tote USA, a snow-ski accessory company. Before entering the corporate arena, Mr. Bowman was a certified public accountant for Kenneth Leventhal & Co., and held that position until 1976.

         ELLIOT P. FRIEDMAN has been a member of the Board of Directors since November 1994. Mr. Friedman served as our Chairman of our Board of Directors and Chief Executive Officer from April 1997 through October 1999, and served as our President and Chief Executive Officer from October 1995 to April 1997. He also served as our Chief Financial Officer from November 1994 to December 1996. From July 1990 to July 1994, Mr. Friedman was co-founder and Chief Executive Officer of BioTek Solutions, a provider of systems used by pathologists to conduct diagnosis of cancer through the use of monoclonal antibodies and DNA probes.

         PHILLIP G. TRAD has served as our President, Secretary and Treasurer since April 2000. He has been a member of our Board of Directors since November 1995 and served as our Senior Vice President and General Counsel from November 1997 until December 1999. From 1988 until November 1997, Mr. Trad operated his own law practice in California. Mr. Trad has more than 20 years of experience providing legal representation to numerous companies including General Electric, RCA and NBC.

         NATHAN F. TROUM, M.D. has been a member of our Board of Directors since August 1996. Since 1946, Dr. Troum has engaged in private medical practice specializing in general medicine and rheumatology.

EMPLOYMENT AGREEMENT

         We entered into an employment agreement with Phillip G. Trad in September, 1998 pursuant to which he agreed to serve as our Senior Vice President and General Counsel. This employment agreement provided for base salary of $215,000, allowances for bonuses based upon development goals and fringe benefits. This agreement also provided for six months of severance pay in certain cases of termination. Mr. Trad resigned on December 10, 1999, and terminated his employment agreement. However, he has agreed to continue performing necessary duties for us, including serving as our President, Secretary and Treasurer through November 30, 2000, the remaining term of his Termination Agreement. In exchange for these services, we have agreed to continue his salary through November 30, 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who hold more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. These individuals are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended March 31, 2000, all Section 16(a) filing requirements applicable to these individuals were complied with except that:

         o C. Richard Piazza, Phillip G. Trad, John H. Abeles and Nathan Troum, M.D. have not filed Form 4's reflecting an adjustment to the exercise price of their stock options which occurred in February 2000.

         o None of our directors, executive officers and persons who had more than 10% of a registered class of our equity securities filed a Form 5 for the fiscal year ended March 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The Summary Compensation Table below sets forth information for services in all capacities which we paid or accrued for the fiscal years ended March 31, 2000, 1999 and 1998 to our Chief Executive Officer and the four other highest paid executive officers and other employees whose total annual compensation exceeded $100,000 for the fiscal year ended March 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                               ANNUAL                 COMPENSATION
                                                                            COMPENSATION               SECURITIES
                                                FISCAL YEAR        ----------------------------        UNDERLYING
NAME AND PRINCIPAL POSITION                   ENDED MARCH 31       SALARY($)           BONUS($)          OPTIONS
---------------------------                   --------------       ---------           --------        -------
C. Richard Piazza (1)                             2000             $172,073            $     --         1,150,000(1)
Chairman of the Board of Directors and            1999                   --                  --                --
Chief Executive Officer                           1998                   --                  --                --

Elliot P. Friedman (2)                            2000             $141,979            $     --                --
Chairman of the Board of Directors and            1999              235,000              23,000                --
Chief Executive Officer                           1998              381,000             100,000           150,000

Phillip G. Trad                                   2000             $240,000            $     --           285,000
Senior Vice President and General                 1999              200,000              40,000                --
Counsel                                           1998               56,000                  --           285,000

Paul Johnston, Ph.D. (3)                          2000             $169,500            $     --                --
Senior Vice President, Research and               1999              150,000                  --                --
Discovery                                         1998              137,500              16,250                --

William Clark                                     2000             $124,187            $ 15,000            15,000
Director                                          1999              106,084                  --            10,000
DSHEA Research and Development                    1998               23,000                  --                --

Mark Tengler                                      2000             $110,000            $ 15,000            15,000
Director of DSHEA Operations                      1999               59,580                  --            10,000
                                                  1998                   --                  --                --

--------------

(1) Subsequent to the end of the fiscal year ended March 31, 2000, Mr. Piazza resigned from his position as Chairman of the Board and Chief Executive Officer. As a result of his resignation, a substantial portion of these options will not vest.

(2) During the fiscal year ended March 31, 2000, Mr. Friedman resigned from his position as Chief Executive Officer.

(3) Subsequent to the end of the fiscal year ended March 31, 2000, Dr. Johnston resigned from his position as Senior Vice President.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information on option grants for the fiscal year ended March 31, 2000 to the individuals named in our Summary Compensation Table above. No stock appreciation rights ("SAR's") were awarded in fiscal 2000.

                                    INDIVIDUAL GRANTS

                                         % OF TOTAL
                                      OPTIONS GRANTED
                          OPTIONS      TO EMPLOYEES     EXERCISE       EXPIRATION            PRESENT
   NAME                  GRANTED(#)   IN FISCAL YEAR     PRICE            DATE               VALUE(1)
   ----                  ----------   ---------------   --------     ----------------       ---------
C. Richard Piazza(2)    1,150,000(2)      57.90%         $1.10       January 18, 2010       $1,196,000
Phillip Trad              285,000         14.35%         $1.10       January 18, 2010       $  478,800
William Clark              15,000           .01%         $4.75       September 10, 2009     $   67,800
Mark Tengler               15,000           .01%         $4.75       September 10, 2009     $   67,800

--------------
(1) As suggested by the Commission's rules on executive compensation disclosure, we have used the Black-Scholes model of option valuation to determine grant date present value. We do not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. The present value calculation is based upon an option term of ten years and assumes an interest rate of 6.25%, no dividend yield and volatility of 170%.

(2) Subsequent to the end of fiscal year ended March 31, 2000, Mr. Piazza resigned as Chairman of the Board and Chief Executive Officer. As a result of his resignation, a substantial portion of the options will not vest.

         10-YEAR OPTION/SAR REPRICING

         The following table provides information regarding the repricing of stock options held by the individuals named in our Summary Compensation Table above during the fiscal year ending March 31, 2000. No stock appreciation rights were repriced in fiscal year 2000.

                                                                                                         Length Of
                                            Number Of     Market                                         Original
                                           Securities    Price Of       Exercise                        Option Term
                                           Underlying    Stock At       Price At                        Remaining At
                                          Options/SARs    Time Of        Time Of          New             Date Of
                                           Repriced Or  Repricing Or   Repricing Or     Exercise        Repricing Or
    Name                   Date            Amended(#)   Amendment ($)  Amendment($)     Price($)         Amendment
    ----                   ----           ------------  -------------  ------------     --------     -----------------
Phillip Trad,        January 18, 2000        85,000        $1.10          $6.00          $1.10       7 years, 5 months
  Senior Vice
  President and
  General Counsel

Phillip Trad,        January 18, 2000       170,000        $1.10          $6.19          $1.10       7 years, 5 months
  Senior Vice
  President and
  General Counsel

Phillip Trad,        January 18, 2000        30,000        $1.10          $9.39          $1.10       7 years, 5 months
  Senior Vice
  President and
  General Counsel

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

         The following table provides certain information concerning the exercise of stock options for the fiscal year ended March 31, 2000 and shows the number of shares covered by both exercisable and non-exercisable stock options held as of the end of the our fiscal year ended March 31, 2000. Also shown are the values for in-the-money options, which represent the positive difference between the exercise price of such options and the fiscal year-end price of our common stock of $1.75.



                                                                NUMBER OF                 VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                         SHARES                            AT FISCAL YEAR END              AT FISCAL YEAR END
                       ACQUIRED ON      VALUE         ----------------------------    -----------------------------
    NAME                EXERCISE       REALIZED       EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
    ----               -----------     --------       -----------    -------------    -----------     -------------
C. Richard Piazza            --             --          137,500        1,012,500(1)     $ 89,375         $658,125
Phillip G. Trad          88,438        $84,700          285,000               --        $185,250               --
Elliot P. Friedman           --             --          150,000               --              --               --
William Clark                --             --            8,250           16,750              --               --
Mark Tengler                 --             --           10,625           14,375              --               --

------------------
(1) Subsequent to the end of the fiscal year ended March 31, 2000, Mr. Piazza resigned from his position as Chairman of the Board and Chief Executive Officer. As a result of his resignation, a substantial portion of these options will not vest.

ITEM 12. SECURITY OWNERSHIP OF EXECUTIVE OFFICERS, DIRECTORS AND BENEFICIAL OWNERS OF GREATER THAN 5% OF OUR COMMON STOCK

         The following table sets forth information with respect to the beneficial ownership of our common stock owned, as of August 14, 2000, by:

         o  holders of move than 5% of our common stock;

         o  each of our directors;

         o  our executive officers; and

         o  all directors and executive officers of our company as a group.

         As of August 14, 2000, an aggregate of 17,155,767 shares of our common stock were issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all options and warrants to acquire our common stock which have been issued to the directors, executive officers and the holders of more than 5% of our common stock and are fully vested or will become fully vested within 60 days of the date of this Annual Report have been exercised by these individuals and the appropriate number of shares of our common stock have been issued to these individuals.

                                               PHARMAPRINT COMMON STOCK
                                         ------------------------------------
NAME AND ADDRESS OF                       AMOUNT AND NATURE OF     PERCENT OF
 BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP(1)      CLASS
-------------------                      ----------------------    ----------
Elliot P. Friedman                            515,000(2)              3.0%
2160 Veloz
Montecito, CA 93108

Phillip G. Trad                               305,438(3)              1.8%
3981 Miraloma Avenue
Anaheim Hills, CA 92807

John H. Abeles, M.D                            95,000(4)               *
c/o MedVest, Inc.
2365 N.W. 41st Street
Boca Raton, FL 33431

Nathan E. Troum, M.D                           40,000(5)               *
19 Delaport Way
Coronado, CA 92118

Steven Bowman                                 175,000(6)              1.0%
c/o PharmaPrint, Inc.
4701 Von Karman Avenue, Suite 201
Newport Beach, CA 92660

All directors and executive officers
  as a group (5 people)                     1,130,438                 6.3%

-------------
 *  Less than one percent (1%)

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2) Includes option to purchase 150,000 shares of Common Stock and 200,000 call options (options to purchase) granted to Mr. Friedman by Dr. Khwaja.

(3) Includes 285,000 shares of our common stock issuable upon exercise of vested options.

(4) Includes 95,000 shares of our common stock issuable upon exercise of vested options.

(5) Includes 40,000 shares of our common stock issuable upon exercise of vested options.

(6) Includes 175,000 shares of our common stock issuable upon exercise of vested options.

ITEM 13. TRANSACTIONS WITH OFFICERS AND DIRECTORS AND OTHER BUSINESS
         RELATIONSHIPS

         On each of June 15, 1998, November 13, 1998, March 24, 1999 and May 21, 1999, the Company lent the principal amounts of, $25,000, $20,000, $12,925.50, and $25,000 respectively, to Dr. Paul Johnston, Senior Vice President of Development of the Company. All of the loans bear interest at a rate of 9% per annum. As of March 31, 1999, the loans had an aggregate outstanding balance of approximately $87,448 in principal and accrued interest, which represents the largest aggregate amount of indebtedness outstanding during the Company's fiscal year ended March 31, 1999.

         On December 15, 1997, the Company lent the principal amount of $65,000 to Dr. Michael Tempesta, then Senior Vice President of Research of the Company. The loan bears interest at a rate of 9% per annum. As of March 31, 1999, the loan had an outstanding balance of approximately $75,195 in principal and accrued interest.

         There are no family relationships among our executive officers or directors.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) EXHIBITS

             EXHIBIT
             NUMBER    DESCRIPTION
             -------   -----------
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

              4.1(2)   Form of Common Stock certificate

              4.2(3) Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock

             10.1(4) 1995 Stock Option Plan, as amended, and Form of Incentive Stock Option Agreement

             10.2(4)   Form of Non-Qualified Stock Option Agreement

             10.3(1)   Form of Confidentiality Agreement

             10.4(2) License Agreement dated March 1, 1995 between the Company and USC, as amended, and related Registration Rights Agreement and Stock Waiver

             10.5(1)   Second Amendment to USC License Agreement

             10.6(2)   Registration Rights Agreement with D-RAM Industries PTY,
                       Ltd.

             10.7(2)   Registration Rights Agreement with JadiJo, Inc.

             10.8(4) Warrant Agreement between the Company and M.H. Meyerson & Co., Inc.

             10.9(5)   Herbal Products Supply Agreement with Hauser, Inc.

             10.10(5)  Master Service Agreement with Hauser, Inc.

             10.11(5)  Saw Palmetto Supply Agreement with Hauser, Inc.

             10.12(5) Form of Warrant Agreement between the Company and CIBC Oppenheimer Corp.

             10.13(3) Securities Purchase Agreement, dated as of June 4, 1999, between the Company and RGC International Investors, LDC

             10.14(3) Registration Rights Agreement, dated as of June 4, 1999, between the Company and RGC International Investors, LDC

             10.15(6) Varilease Corporation Manufacturing Equipment Lease Agreement

             16.0(7)   Letter from Arthur Andersen LLP dated March 19, 2000

             21.1(8)   List of Subsidiaries

             23.1(8) Consent of Corbin & Wertz regarding PharmaPrint Inc. dated August 16, 2000

             23.2(8) Consent of Arthur Andersen LLP regarding PharmaPrint Inc. dated August 15, 2000.

             27.1(8)   Financial Data Schedule

---------------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the six months ended September 30, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-4912-LA).

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 1999.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-41129).

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the nine months ended December 31, 1998.

(7) Incorporated by reference to the Company's Current Report on Form 8-KA dated June 9, 2000.

(8) Filed herewith.


         (b) We filed the following Reports on Form 8-K during the fiscal quarter ended March 31, 2000 are as follows:

             On April 13, 2000, we reported the resignation of C. Richard Piazza as our Chief Executive Officer and the Chairman of our Board of Directors.

             On May 19, 2000, we reported the dismissal of Arthur Andersen LLP and the appointment of Corbin & Wertz as our independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PHARMAPRINT INC.


                                            By: /s/ Steven A. Bowman
                                            ----------------------------------
                                            Steven A. Bowman
                                            Chief Executive Officer, Principal
                                            Accounting Officer

Date: August 16, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   NAME AND SIGNATURE                    TITLE                        DATE
   ------------------                    -----                        ----
/s/ Steven A. Bowman           Chief Executive Officer            August 16, 2000

-----------------------------  (Principal Accounting Officer)
    Steven A. Bowman


/s/ Phillip G. Trad            President, Secretary, Treasurer,   August 16, 2000
-----------------------------  and Director
    Phillip G. Trad


/s/ Elliot P. Friedman         Director                           August 16, 2000
-----------------------------
    Elliot P. Friedman


/s/ John H. Abeles             Director                           August 16, 2000
-----------------------------
    John H. Abeles


/s/ Nathan Troum M.D.          Director                           August 16, 2000
-----------------------------
    Nathan Troum, M.D.

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                      DESCRIPTION
      -------                     -----------

       21.1        List of Subsidiaries

       23.1        Consent of Corbin & Wertz regarding PharmaPrint Inc.
                   dated August 16, 2000

       23.2        Consent of Arthur Andersen LLP regarding PharmaPrint Inc.
                   dated August 15, 2000.

       27.1        Financial Data Schedule