Form 10-Q
period 2000-06-30
PHARMAPRINT INC
filed 2000-08-21
CIK 935155

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________TO _________.

                        Commission File Number 000-21141

                                PHARMAPRINT INC.
           (Name of small business issuer as specified in its charter)

            DELAWARE                                      33-0640125
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

     4701 VON KARMAN AVE SUITE 201,
       NEWPORT BEACH, CALIFORNIA                            92660
(Address of principal executive offices)                  (Zip code)

        REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 794-7778

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares outstanding as of August 16, 2000: Common Stock: 17,152,507

                        PHARMAPRINT INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   Page
                                                                                   ----

Facing Sheet ....................................................................     1
Index   .........................................................................     2

PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
March 31, 2000...................................................................     3
Condensed Consolidated Statements of Operations for the three months ended
June 30, 2000 and 1999 (unaudited)...............................................     4
Condensed Consolidated Statements of Cash Flows for the three months ended
June 30, 2000 and 1999 (unaudited) ..............................................     5
Notes to Condensed Consolidated Financial Statements (unaudited).................     6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations....................................................    13
Item 3. Quantitative and Qualitative Disclosures About Market Risk...............    16

PART  II. OTHER INFORMATION

Item 1. Legal Proceedings........................................................    16
Item 6.  Exhibits and Reports on Form 8-K........................................    18

Signatures  .....................................................................    20

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

        The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 filed on August 17, 2000, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: cost and availability of botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, limited manufacturing experience, dependence on third parties, uncertainties related to the PharmaPrint(TM) Process, government regulation and uncertainty of product approvals, ability to commercialize and market products, cost and results of research and development and clinical and toxicology studies, technological advances by third parties and competition, future capital needs of the Company, control by existing shareholders and general economic and business conditions.

                  PharmaPrint(TM) is a trademark of the Company

                        PART I -- FINANCIAL INFORMATION

                        PHARMAPRINT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            June 30, 2000       March 31, 2000
                                                                                            -------------       --------------
                                                                                             (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                                  $     11,947         $    302,633
  Accounts receivable, net of allowance for doubtful
  accounts of $742,888 at June 30, 2000 and March 31, 2000                                             --                   --
  Other receivables                                                                               221,000
  Inventories                                                                                   1,764,348            1,741,773
  Other current assets                                                                            304,580              335,536
                                                                                             ------------         ------------
    Total current assets                                                                        2,301,875            2,379,942

Property and equipment, net                                                                       146,308              200,000
                                                                                             ------------         ------------
                                                                                             $  2,448,183         $  2,579,942
                                                                                             ============         ============
Liabilities and stockholders' (deficit) equity

Current liabilities:
  Accounts payable                                                                           $ 14,158,772         $ 13,992,548
  Accrued expenses                                                                                312,621              383,633
  Short-term debt and current portion of long-term debt                                           323,382               77,611
                                                                                             ------------         ------------
    Total current liabilities                                                                  14,794,775           14,453,792

Long-term debt, net of current portion                                                            117,081              137,352
                                                                                             ------------         ------------
    Total liabilities                                                                          14,911,856           14,591,144
                                                                                             ------------         ------------

Stockholders' (deficit) equity:
  Convertible Series A preferred stock, $0.001 par value - 1,000,000 shares authorized, 7,110 shares issued and outstanding at June 30, 2000 and
  March 31, 2000 (liquidation preference of $7,531,035 at June 30, 2000)                                7                    7
  Common stock, $0.001 par value - 24,000,000 shares authorized,
  16,830,425 shares issued and outstanding at June 30, 2000 and March 31, 2000                     16,831               16,831
  Additional paid-in-capital                                                                   62,259,995           62,081,499
  Deferred compensation                                                                           (97,157)            (101,903)
  Accumulated deficit                                                                         (74,643,349)         (74,007,636)
                                                                                             ------------         ------------
    Total stockholders' (deficit) equity                                                      (12,463,673)         (12,011,202)
                                                                                             ------------         ------------
                                                                                             $  2,448,183         $  2,579,942
                                                                                             ============         ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For The Three Months Ended June 30,
                                                                ---------------------------------
                                                                    2000                  1999
                                                                ------------         ------------
                                                                           (Unaudited)
Manufacturing revenues                                          $        420         $  5,409,618
Cost of sales                                                             --            4,769,717
                                                                ------------         ------------
         Gross profit (loss)                                             420              639,901
                                                                ------------         ------------

Operating expenses:
  Research and development                                            32,455            2,144,722
  General and administrative                                         986,479            1,577,256
  Stock compensation                                                   4,746              194,439
                                                                ------------         ------------
         Total operating expenses                                  1,023,680            3,916,417

Other income and expense:
  Interest expense                                                    (7,453)                  --
  Gain on sale of non-marketable equity securities                   504,000                   --
  Interest income                                                      1,996                   --
                                                                ------------         ------------
         Total other income and expense                              498,543                   --

                                                                ------------         ------------
 Net loss                                                           (524,717)          (3,276,516)
                                                                ============         ============
Net loss available to common stockholders per share             $      (0.03)        $      (0.24)
                                                                ============         ============
Basic/diluted weighted average common shares outstanding          16,830,425           13,889,204
                                                                ============         ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For The Three Months Ended June 30,
                                                                                   -------------------------------
                                                                                      2000                 1999
                                                                                   -----------         -----------
                                                                                             (Unaudited)
Cash flows from operating activities:
  Net loss                                                                         $  (524,717)        $(3,276,516)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation expense                                                                  --              57,802
      Amortization expense                                                                  --              48,209
      Stock compensation expense                                                         4,746             194,439
      Gain on sale of non-marketable equity securities                                (504,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                                                 --             115,170
        Inventories                                                                    (22,575)          2,671,616
        Other assets                                                                    30,956            (203,122)
        Accounts payable and accrued expenses                                           95,212          (4,159,938)
                                                                                   -----------         -----------
Net cash used in operating activities                                                 (920,378)         (4,552,340)
                                                                                   -----------         -----------

Cash flows from investing activities:
  Purchases of property and equipment                                                       --            (200,025)
  Proceeds from the sale of fixed assets                                                53,692                  --
  Proceeds from sale of non-marketable equity securities                               283,000                  --
                                                                                   -----------         -----------
  Net cash provided by (used in) investing activities                                  336,692            (200,025)
                                                                                   -----------         -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock and exercise of stock options                  --             196,976
  Net proceeds from issuance of convertible preferred stock                                 --           9,962,232
  Proceeds from credit line                                                            293,000                  --
  Repayment of short-term and long-term debt                                                --            (558,860)
                                                                                   -----------         -----------
Net cash provided by financing activities                                              293,000           9,600,348
                                                                                   -----------         -----------

Net change in cash and cash equivalents                                               (290,686)          4,847,983
Cash and cash equivalents, beginning of period                                         302,633           2,299,959
                                                                                   ===========         ===========
Cash and cash equivalents, end of period                                           $    11,947         $ 7,147,942
                                                                                   ===========         ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                         $        --         $    88,008
                                                                                   ===========         ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of PharmaPrint, Inc. ("PharmaPrint") for the three months ended June 30, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in PharmaPrint's Form 10-K as of and for the year ended March 31, 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of PharmaPrint for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

NOTE 2 - GOING CONCERN/RISK FACTORS

Risk Factors

Since inception (September 15, 1994) the Company has incurred significant losses (totaling $74,643,349 through June 30, 2000) and has a working capital deficit of $12,346,502 at June 30, 2000.

On October 21, 1999, the Company received a one-year termination notice regarding the manufacture of certain products for AHP. From October 21, 1999 through November 15, 1999, the Company engaged in discussions with AHP to resolve certain issues between the companies. On November 15, 1999, the Company was informed that, on November 8, 1999, AHP initiated a legal action against PharmaPrint, alleging a number of claims including breach of contract. AHP is seeking monetary damages, declaratory judgment and injunctions. On November 16, 1999, PharmaPrint initiated an action against AHP, alleging a number of claims including misappropriation of trade secrets, breach of contract, violation of unfair competition laws and breach of the implied covenant of good faith and fair dealing. PharmaPrint is seeking monetary damages, preliminary and permanent injunctions, punitive damages, restitution and disgorgement and other damages. On July 20, 2000, AHP and the Company entered into a confidential settlement agreement fully and finally resolving the actions of both parties. The Company is in the process of evaluating the financial statement impact of this settlement and is currently seeking new sources of revenue.

The Company is currently negotiating settlement and payment arrangements with its significant vendors that include both a reduction in the total amounts owed such vendors and an extended payment plan should the vendors accept a reduced payment. Certain vendors have also independently commenced legal actions against the Company to collect amounts owed them and for various other damages (see Note
7). The Company also intends to issue either common stock or warrants to purchase common stock to the vendors as an incentive for the vendors to accept a

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

reduced cash payment and the extended payment plan. If the Company is unable to successfully negotiate arrangements with its vendors and/or is unsuccessful in its defense of pending legal matters (see Note 7), the Company will evaluate other options including, but not limited to, seeking protection from the bankruptcy court. The Company has completed negotiations with several significant vendors (see Note 6).

On May 4, 2000, the Company was de-listed from the NASDAQ National Market for failure to maintain the net tangible asset requirement of NASDAQ, among other requirements. The shares are currently quoted on the NASD over-the-counter bulletin board. The de-listing may make it more difficult for the Company to raise capital in the public markets in the future.

The Company is presently funding its ongoing operations from cash on hand, through the sale of shares of Vicus.com, Inc. (see Note 4) and from a $1 million secured line of credit (see Note 9).

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues are recognized when products are shipped to customers.

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Loss Per Share

The Company has adopted SFAS No. 128 "Earnings Per Share." As required pursuant to SFAS No. 128, basic loss per share is computed based on the weighted average number of common shares outstanding for the period. Diluted loss per share is computed assuming dilution from stock options and warrants. The Company excluded all outstanding stock options and warrants from the diluted computation, as their effect is antidilutive.

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

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 4 - NON-MARKETABLE EQUITY SECURITIES

Non-marketable equity securities consist of shares of Vicus.com, Inc. ("Vicus"). Vicus was formed by the Company and several related parties to the Company, and was for some time operating out of the Company's offices. During the current quarter, the Company sold its remaining 420,000 shares at $1.20 to unrelated parties, of which $221,000 has not yet been collected and is recorded as other receivables in the accompanying condensed consolidated balance sheets. The proceeds of $504,000 from the sales of this stock are recorded as a gain on the sale of non-marketable equity securities as the stock's net book value was $0.

NOTE 5 - AGREEMENTS

As part of a Settlement Agreement with AHP dated July 20, 2000, all agreements with AHP have been terminated (see Note 1).

USC License Agreement

In March 1995, the Company entered into a license agreement with USC (the "USC License Agreement") that granted the Company an exclusive, worldwide license to:
(i) the PharmaPrint(TM) Process; (ii) use certain therapeutic compounds; and
(iii) other related products developed at USC. USC has also agreed to grant the Company the right to sublicense certain products and a right of first refusal to obtain a license for any improvements to certain products

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

developed by USC. The term of the USC License Agreement began March 1, 1995, and ends on the later of February 28, 2010, or the expiration of the last issued patent under the USC License Agreement.

In exchange for the license, the Company agreed to pay USC: (i) royalty payments of 1% of the Company's net sales of pharmaceutical products developed using the PharmaPrint(TM) Process; (ii) after the first patent issues, an annual minimum royalty of $15,000, which shall increase by $5,000 annually for the following two years and be $25,000 annually thereafter; (iii) an annual license fee of $10,000 payable until a patent issues; and (iv) 328,563 shares of the Company's common stock valued at $316,000 at the time of the exchange.

During each of the three months ended June 30, 2000, and 1999, total royalty expense under the USC License Agreement was $25,000. As of June 30, 2000, the Company had not remitted the royalty payment according to the terms of the USC License Agreement. As a result, the Company is default on this agreement. It is management's intent to cure such default by remitting payment, however no assurances can be given that such payment will occur.

NOTE 6 - VENDOR NEGOTIATIONS

Accounts Payable Settlements

The Company is currently negotiating settlement and payment arrangements with its significant vendors that include both a reduction in the total amounts owed such vendors and an extended payment plan should the vendors accept a reduced payment. Certain vendors have also independently commenced legal actions against the Company to collect amounts owed them and for various other damages. The Company also intends to issue either common stock or warrants to purchase common stock to the vendors as an incentive for the vendors to accept a reduced cash payment and the extended payment plan. If the Company is unable to successfully negotiate arrangements with its vendors and/or is unsuccessful in its defense of pending legal matters, the Company will evaluate other options including, but not limited to, seeking protection from the bankruptcy court

The Company has obtained settlement agreements with certain of its vendors. The settlement agreements require the Company to issue non-interest bearing notes with payments totaling one-half of the amount owed to each of the vendors. Additionally, the Company will transfer 1,000,000 shares of its common stock to these settling creditors on a pro-rata basis. The agreements are contingent on each of the settling creditors signing the agreements; otherwise, all of the agreements will be null and void. As of July 14, 2000, 10 of the 20 settling creditors have signed representing approximately $1,755,000 of the accounts payable at March 31, 2000. If all of these agreements are signed, the Company will reduce its obligations (before considering the present value of these payments at an estimated 12% discount rate) by a total of $3,345,000 in exchange for stock valued at $359,000 (based on the August 15, 2000 closing price), representing a potential extraordinary gain on extinguishment of debt of approximately $2,986,000.

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - PENDING LITIGATION

In July 1999 Applied Analytical Industries, Inc. ("AAI"), a vendor, filed a Demand for Arbitration with the American Arbitration Society, seeking to recover damages for alleged breach of contract related to a Manufacturing Contract. In December 1999 the Company initiated a counterclaim against AAI. The Company filed the suit for claims arising from breach of contract, fraudulent inducement and fraud and negligence arising from various manufacturing and analytical agreements between the companies. The Company is seeking in excess of $6,000,000 in damages, and AAI is seeking in excess of $6,000,000 for payment of unpaid charges, interest and other damages. The Company has reached a tentative settlement with AAI, agreeing to transfer 2.2 million shares of the Company's common stock (valued at approximately $790,000 based on the August 15, 2000 closing price) in exchange for the relief of approximately $5.5 million in accounts payable and a mutual dismissal of all actions, which would result in a potential extraordinary gain on extinguishment of debt of approximately $4,710,000.

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

On March 31, 2000 the Company settled a suit with International Processing Corporation ("IPC"), a vendor. In the settlement, the Company agreed to issue a promissory note which called for quarterly payments of $25,000 beginning on June 30, 2000, with a balloon payment of $75,000 due on March 30, 2002 and a pro-rata percentage of 1,000,000 shares (as determined by a percentage of the total amount of debt released by IPC over the total amount released by all other vendors - see Note 6) in exchange for a release from all amounts due to IPC prior to the agreement. The Company has discounted the note using a 12% interest rate, and transferred the present value of the payment obligations from accounts payable to notes payable. No gain on extinguishment of debt will be recognized until the number of shares is determined. Based on the Company's closing price on August 15, 2000 and preliminary allocation of shares, this settlement would result in a potential extraordinary gain of approximately $436,000.

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

NOTE 8 - STOCKHOLDERS' EQUITY

Convertible Series A Preferred Stock

The Series A Preferred Stock has a dividend yield of 6%, payable at the time of conversion in shares of the Company's common stock. For the three months ended June 30, 2000, the Company has recorded dividends of $110,996 related to preferred stock dividends that will be due upon conversion. As this amount will not be paid in cash, it is shown as a decrease in the accumulated deficit account and a corresponding increase in the additional paid in capital account in the accompanying consolidated balance sheet. This amount has also been disclosed as an increase to the preferred stock's liquidation preference at June 30, 2000.

On July 5, 2000, 105 additional shares of preferred stock were converted into 322,082 shares of common stock.

Options Granted to Mr. Steven Bowman

On April 14, 1995, the Company adopted the 1995 Stock Option Plan, as amended, (the "Plan") pursuant to which directors, officers, key employees, consultants, scientific advisors and other personnel working directly with the Company are eligible to receive stock options as defined in the 1995 Plan. The Company and its stockholders have approved 5,900,000 shares of common stock available for issuance under the 1995 Plan. The 1995 Plan, unless terminated sooner by the Board of Directors, will terminate on April 14, 2005.

On May 15, 2000 the Company granted to Steven Bowman, Chief Executive Officer, non-qualified stock options to purchase 500,000 shares of common stock at the then fair market value of $0.375 per share. Mr. Bowman's right to purchase 125,000 shares of common stock will vest on each of August 15, 2000, November 15, 2000, February 15, 2001 and May 15, 2001. Additionally, Mr. Bowman's right to purchase shares of common stock will vest upon a change in control of ownership of the Company or upon his achieving certain specified goals as defined in the agreement between Mr. Bowman and the Company.

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - LINE OF CREDIT

On May 8, 2000, the Company entered into a line of credit agreement with Montecito Leasing Group, LLC ("Montecito"). Pursuant to the terms of the agreement, the Company obtained a $1,000,000 credit line with a maturity date of November 22, 2000. Outstanding borrowings under this line bear interest at 10% per annum payable monthly and are secured by substantially all of the Company's assets including all of its inventories, fixed assets, patents and pending patents. At June 30, 2000, the Company's balance on this line was $293,000.

Concurrent with the line of credit, the Company granted Montecito a warrant to purchase 500,000 shares of the Company's common stock at $0.40 per share (lower than the Company's closing price of $0.65 on the date of grant). 250,000 of these shares are exercisable immediately, with the other 250,000 shares exercisable when and if the Company has borrowed an aggregate of $1,000,000 under the line of credit. The warrant agreement also contains a cashless exercise option, registration rights and anti-dilution provisions as more fully described in the warrant agreement. The warrant expires in May 2005. The fair value of the exercisable portion of this warrant of $67,500 has been recorded as a debt discount and will be amortized beginning July 2000 over the remaining debt term.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We intend to use our PharmaPrint Process technology to develop high quality dietary supplement, functional food and pharmaceutical products from botanical sources. We believe that our PharmaPrint Process Technology represents a new paradigm in the development of therapeutic products from botanical sources. Unlike the traditional drug development process of identifying, isolating and synthesizing single bioactive molecules from plant and other sources, our core technologies were developed based on empirical data suggesting that the health benefits and safe usage of certain plant-derived therapeutics might be the result of the natural combination of multiple molecules found in the plant extract and that single molecules, in isolation, may not replicate the natural plant's effectiveness. The PharmaPrint Process technology enables us to identify, quantify and standardize the bioactives within plant sources that are believed to provide therapeutic benefits and produce products having consistent batch-to-bath quantities of these bioactives.

We intend to commercialize development efforts for four distinct product lines derived from botanical sources: 1) single herbal dietary supplement products; 2) herbal dietary supplements in combination with vitamins and minerals; 3) FDA approved pharmaceuticals from plant sources and 4) functional food products based on soy or soy dietary supplements.

In September 1999, we launched six combination products that were initially marketed on three websites.

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

In the spring of 1999, we began using the PharmaPrint Process technology on soy, a product classified as both a functional food and dietary supplement. Initial results of this work were submitted in a provisional patent application.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000

American Home Products Corporation ("AHP") accounted for substantially all of the Company's sales for the three months ended June 30, 1999. The relationship with this customer was terminated during fiscal year 2000 due to significant litigation between the two parties as described below. As a result, the Company has no current distribution channels to market its products and the Company has essentially ceased all revenue-generating activities. Manufacturing revenues of only $420 were realized for the three months ended June 30, 2000 compared to $5,409,618 for the three months ended June 30, 1999. Because of no activity in revenue generation, no costs of sales expense was realized for the three months ended June 30, 2000 compared to $4,769,717 for the three months ended June 30, 1999.

Prior to the AHP agreement, the Company engaged primarily in research and development activities and reported as a development stage company. During the term of the AHP agreement, the Company continued research and development activities, but due to lack of revenue and the resulting shortage of funds, the Company has suspended such activities. Research and development expense for the three months ended June 30, 2000 was $32,455 compared to $2,144,722 for the three months ended June 30, 1999.

The Company in the course of business incurred general and administrative expense necessary for the operation of the Company. In the Company's current financial condition, senior management made such attempts as reasonable to reduce these expenses. Such expenses were $986,479 for the three months ended June 30, 2000, a $590,777 or 37% decrease compared to $1,577,256 for the three months ended June 30, 1999.

Stock compensation decreased to $4,746 for the quarter ended June 30, 2000 from $194,439 for the quarter ended June 30, 1999. This decrease is due to less options and a lower valuation of options and warrants granted to consultants in fiscal year 2000.

The Company recorded a gain on sale of non-marketable equity securities of $504,000 during the three months ended June 30, 2000. There were no such sales in the comparable period of 1999.

As a result of the above factors, net loss for the three months ended June 30, 2000 was $524,717, a decrease of $2,751,799 or 84% compared to $3,276,516 for the three months ended June 30, 1999. Net loss per share available to common stockholders was three cents for the three months ended June 30, 2000 compared to a net loss per common share of twenty-four cents for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended June 30, 2000 the Company sold fixed assets for proceeds of $53,692, borrowed $293,000 on a line of credit and sold non-marketable equity securities for proceeds of $283,000. These transactions partially offset cash used in operating activities of $920,378. Cash and cash equivalents decreased $290,685 for the three months ended June 30, 2000 and were $11,948 at June 30, 2000. For the three months ended June 30, 1999, the Company realized net proceeds of $9,962,232 from issuance of redeemable preferred stock. The proceeds from issued preferred stock were partially offset by net cash used in operating activities of $4,552,340. For the three months ended June 30, 1999, cash and cash equivalents increased $4,847,983 and was $7,147,942 at June 30, 1999.

We currently have a negative working capital position and intend to rely on proceeds from a secured line of credit facility to pay day-to-day expenses. This loan allows us to borrow up to $500,000. It may increase to $1,000,000 under certain conditions. As of June 30, 2000, we have borrowed $293,000 of the $500,000 currently available to us. The lender has a security interest on substantially all of our assets securing the repayment of all amounts advanced to us under this line of credit. The lender has rights that effectively allow it to direct how we spend any loan proceeds that we receive and to withhold the advance of funds pursuant to this line of credit for any reason or for no reason at all.

The Company's Independent Auditors' qualified their opinion and expressed doubt about the Company's ability to continue as a going concern for the consolidated balance sheets as of March 31, 2000 and the Company's results of operations and cash flows for the year ended March 31, 2000, They stated that "the ability of the Company to continue in existence is dependent primarily upon negotiating acceptable settlement and payment terms with its significant vendors, obtaining additional debt and equity financing to fund its short-term operating expenses and to fund sales and marketing efforts for new revenue channels of distribution, successful resolution of its customer, vendor and stockholder litigation, as well as the generating of income form collaborative relationships, new partners and other new revenue distribution channels."

On May 4, 2000, the Company was de-listed from the NASDAQ National Market for failure to maintain the net tangible asset requirement of NASDAQ, among other requirements. The shares are currently quoted on the NASD over-the-counter bulletin board. The de-listing may make it more difficult for the Company to raise capital in the public markets in the future.

As of June 30, 2000 7,110 shares of our Series A were issued and outstanding. The Series A Preferred Stock has a dividend rate of six percent, payable at the time of conversion in shares of our common stock. Upon the occurrence of certain liquidation events, the holders of our Series A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to our Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. Our Series A Preferred Stock is also redeemable at the option of the holder if at the time of conversion we fail to issue shares of our common stock to the holders of Preferred Stock or if the registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock is not effective for specified periods.

As discussed in Note 6 to our Condensed Consolidated Financial Statements on page 10 of this report we are currently negotiating settlement and payment arrangements with our significant creditors. If we are unsuccessful in creating these arrangements then we will evaluate other options including but not limited to seeking protection from the bankruptcy court.

The Company is currently seeking to raise additional equity and/or debt capital, sell its technology or locate an appropriate merger candidate in order to pay its current liabilities, to fund current operations and to fund sales and marketing efforts for new revenue distribution channels. The Company's ability to raise sufficient capital and meet future capital requirements will depend on many factors, including but not limited to: the outcome of stockholder and other litigation, the Company's ability to both reduce current amounts owed its significant vendors and pay such amounts over an extended time period, the Company's ability to get its common stock re-listed on the NASDAQ National Market, the Company's ability to obtain new distribution channels to sell its products, cost and availability of key botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, dependence on third parties for collaboration/new distribution channels, and competition. Provided that the Company can successfully raise capital and successfully negotiate settlement and payment arrangements with significant vendors, the Company believes that its capital resources will enable it to maintain reduced operations for the next six months. However, no assurance can be given that sufficient capital exists for reduced operations and that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate with significant vendors.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are not currently directly exposed to market risks related to fluctuations in interest rates in long-term or short-term debt. Currently, and as of June 30, 2000, we have no variable interest rate loans.

        However, if interest rates do increase from their current levels, we may have more difficulty in obtaining debt financing than we might otherwise, and if we are successful, then the terms under which we would be able to obtain financing would be less favorable to us.

                          PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held a special meeting of the stockholders on April 13, 2000. Three matters were voted upon at this meeting.

1. An amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 24,000,000 to 50,000,000 shares of common stock was approved.

2. An amendment to the Company's 1995 Stock Option Plan, as amended to increase the number of shares reserved for issuance thereunder from 2,900,000 shares to 5,900,000 shares was approved and;

3. A proposal to allow the Company to issue shares of common stock upon conversion of the Series A Preferred Stock in excess of the Maximum Share Amount as set forth in the Certificate of Designations, Preferences and Rights and certain rules of the NASDQAQ National Market was approved.

The shareholders voted on these issues as follows:

                                   Shares Cast

                                                                            Abstentions and
                                                                                 Broker
       Proposed                    For                 Against                 Non-Votes
------------------------    -------------------   -------------------     ---------------------
            1                    15,029,852             580,446                    37,601
            2                     4,191,772             859,643                10,596,484
            3                     4,329,552             710,063                10,608,284


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

    27.1    Financial Data Schedule

(b) We filed the following reports on Form 8-K during the fiscal quarter ended June 30, 2000:

On April 13, 2000 we reported the resignation of C. Richard Piazza as our Chief Executive Officer and the Chairman of our Board of Directors.

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

                                       PHARMAPRINT INC.

                                       By: /s/ Steven A. Bowman
                                       ----------------------------------
                                       Steven A. Bowman
                                       Chief Executive Officer, Principal
                                       Accounting Officer

Date: August 21, 2000

                                  EXHIBIT INDEX


Exhibit Number        Description

   27.1        Financial data schedule