Form 10-Q
period 2000-09-30
PHARMAPRINT INC
filed 2000-11-20
CIK 935155

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares outstanding as of November 14, 2000: Common Stock: 20,905,767

                        PHARMAPRINT INC. AND SUBSIDIARIES
                                      INDEX

                                                                                   Page
                                                                                   ----

Facing Sheet ....................................................................     1
Index   .........................................................................     2

PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of September 30, 2000
        (unaudited) and March 31, 2000...........................................     3

Condensed Consolidated Statements of Operations for the three and six months
ended September 30, 2000 and 1999 (unaudited)....................................     4

Condensed Consolidated Statements of Cash Flows for the six months ended
September 30, 2000 and 1999 (unaudited) .........................................     5

Notes to Condensed Consolidated Financial Statements (unaudited).................     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations....................................................    15

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............    18

PART  II. OTHER INFORMATION

Item 1. Legal Proceedings........................................................    19

Item 2. Changes in Securities and Use of Proceeds................................    20

Item 6. Exhibits and Reports on Form 8-K.........................................    21

Signatures  .....................................................................    22

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

                  PharmaPrint(TM) is a trademark of the Company

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PHARMAPRINT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30, 2000    March 31, 2000
                                                                ------------------    --------------
                                                                   (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                                        $    427,636        $    302,633
Accounts receivable, net of allowance for doubtful
  accounts of $224,240 and $742,888 at September 30, 2000
  and March 31, 2000, respectively                                           --                  --
  Inventories                                                           500,000           1,741,773
  Other current assets                                                  170,416             335,536
                                                                   ------------        ------------
    Total current assets                                              1,098,052           2,379,942

Investment in joint venture                                             500,000                  --
Property and equipment, net                                             146,308             200,000
                                                                   ------------        ------------
                                                                   $  1,744,360        $  2,579,942
                                                                   ============        ============
Liabilities and stockholders' (deficit) equity

Current liabilities:
  Accounts payable                                                 $ 14,168,259        $ 13,992,548
  Accrued expenses                                                      350,042             383,633
  Short-term debt and current portion of long-term debt                 120,587              77,611
                                                                   ------------        ------------
    Total current liabilities                                        14,638,888          14,453,792

Long-term debt, net of current portion                                   96,201             137,352
                                                                   ------------        ------------
    Total liabilities                                                14,735,089          14,591,144
                                                                   ------------        ------------

Stockholders' (deficit) equity:
  Convertible Series A preferred stock, $0.001 par value - 1,000,000 shares authorized, 7,005 and 7,110 shares issued and outstanding at September 30,
  2000 and March 31, 2000, respectively (liquidation preference of $7,531,462
  at September 30, 2000)                                                      7                   7
  Common stock, $0.001 par value - 24,000,000 shares authorized, 20,905,767 and
  16,830,425 shares issued and outstanding at September 30, 2000 and March 31,
  2000,
  respectively                                                           20,906              16,831
  Additional paid-in-capital                                         63,771,945          62,081,499
  Deferred compensation                                                 (92,412)           (101,903)
  Accumulated deficit                                               (76,691,175)        (74,007,636)
                                                                   ------------        ------------
    Total stockholders' (deficit) equity                            (12,990,729)        (12,011,202)
                                                                   ------------        ------------
                                                                   $  1,744,360        $  2,579,942
                                                                   ============        ============



                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the three months ended              For the six months Ended
                                                             September 30,                           September 30,
                                                    --------------------------------        --------------------------------
                                                        2000                1999                2000                1999
                                                    ------------        ------------        ------------        ------------
                                                           (Unaudited)                    (Unaudited)

Manufacturing revenues                              $         --        $    589,774        $        420        $  5,999,392
Cost of sales                                          1,187,821           1,714,621           1,187,821           6,484,338
                                                    ------------        ------------        ------------        ------------
         Gross profit (loss)                          (1,187,821)         (1,124,847)         (1,187,401)           (484,946)
                                                    ------------        ------------        ------------        ------------

Operating expenses:
  Research and development                                 3,755           3,198,937              36,211           5,343,659
  General and administrative                           1,153,654           2,159,376           2,140,140           3,736,632
  Stock compensation                                      13,495              95,863              18,241             290,302
                                                    ------------        ------------        ------------        ------------
         Total operating expenses                      1,170,904           5,454,176           2,194,592           9,370,593

Other income and expense:
 Interest expense                                        (81,222)                 --             (88,675)                 --
 Gain on sale of non-marketable equity
   securities                                                 --                  --             504,000                  --
 Other income                                            499,700                  --             499,700                  --
 Interest income                                           4,706                  --               6,701                  --
                                                    ------------        ------------        ------------        ------------
         Total other income and expense                  423,184                  --             921,726                  --
                                                    ------------        ------------        ------------        ------------
 Net loss                                           $ (1,935,541)       $ (6,579,023)       $ (2,460,267)       $ (9,855,539)
                                                    ============        ============        ============        ============

Net loss attributable to common stockholders:
  Net loss                                          $ (1,935,541)       $ (6,579,023)       $ (2,460,267)       $ (9,855,539)
  Less convertible preferred stock
   dividend-in-kind                                     (112,276)           (151,233)           (223,272)           (193,973)
                                                    ------------        ------------        ------------        ------------
  Loss available to common stockholders             $ (2,047,817)       $ (6,730,256)       $ (2,683,539)       $(10,049,512)
                                                    ============        ============        ============        ============

Net loss available to common stockholders
 per share                                          $      (0.11)       $      (0.48)       $      (0.15)       $      (0.72)
                                                    ============        ============        ============        ============
Basic/diluted weighted average common shares
 outstanding                                          18,360,911          13,890,353          17,599,850          13,889,781
                                                    ============        ============        ============        ============



                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For The Six Months Ended
                                                                           September 30,
                                                                  ------------------------------
                                                                     2000               1999
                                                                  -----------        -----------
                                                                           (Unaudited)

Cash flows from operating activities:
  Net loss                                                        $(2,460,267)       $(9,855,539)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation expense                                                 --            130,466
      Amortization expense                                                 --             71,488
      Stock compensation expense                                       18,241            290,302
      Inventory write-downs                                         1,167,534                 --
      Amortization of debt discounts                                   67,500                 --
      Gain on sale of non-marketable equity securities               (504,000)                --
      Changes in operating assets and liabilities:
        Accounts receivable                                           221,000          2,157,117
        Inventories                                                    74,239          3,455,827
        Other assets                                                  165,120           (469,324)
        Accounts payable and accrued expenses                         162,497         (4,151,887)
                                                                  -----------        -----------
Net cash used in operating activities                              (1,088,136)        (8,371,550)
                                                                  -----------        -----------

Cash flows from investing activities:
  Investment in joint venture                                        (500,000)                --
  Purchases of property and equipment                                      --           (464,683)
  Proceeds from the sale of fixed assets                               53,692                 --
  Proceeds from sale of non-marketable equity securities              283,000                 --
                                                                  -----------        -----------
  Net cash used in investing activities                              (163,308)          (464,683)
                                                                  -----------        -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock and exercise
   of stock options                                                 1,394,999                 --
  Net proceeds from issuance of convertible preferred stock                --          9,935,361
  Donated capital and net proceeds from exercise of
   Common stock options                                                    --            214,300
  Repayment of short-term and long-term debt                          (18,552)        (1,404,067)
                                                                  -----------        -----------
Net cash provided by financing activities                           1,376,447          8,745,594
                                                                  -----------        -----------

Net change in cash and cash equivalents                               125,003            (90,639)
Cash and cash equivalents, beginning of period                        302,633          2,299,959
                                                                  ===========        ===========
Cash and cash equivalents, end of period                          $   427,636        $ 2,209,320
                                                                  ===========        ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                        $    13,889        $   156,958
                                                                  ===========        ===========


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of PharmaPrint, Inc. ("PharmaPrint" or the "Company") for the three and six months ended September 30, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in PharmaPrint's Form 10-K as of and for the year ended March 31, 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of PharmaPrint for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

NOTE 2 - GOING CONCERN/RISK FACTORS

Risk Factors

Since inception (September 15, 1994) we have incurred significant losses (totaling $76,691,175 through September 30, 2000) and has a working capital deficit of $13,540,836 at September 30, 2000.

On October 21, 1999, we received a one-year termination notice regarding the manufacture of certain products for AHP. From October 21, 1999 through November 15, 1999, we engaged in discussions with AHP to resolve certain issues between the companies. On November 15, 1999, we were informed that, on November 8, 1999, AHP initiated a legal action against us, alleging a number of claims including breach of contract. AHP was seeking monetary damages, declaratory judgment and injunctions. On November 16, 1999, we initiated an action against AHP, alleging a number of claims including misappropriation of trade secrets, breach of contract, violation of unfair competition laws and breach of the implied covenant of good faith and fair dealing. We sought monetary damages, preliminary and permanent injunctions, punitive damages, restitution and disgorgement and other damages. On July 20, 2000, we entered into a confidential settlement agreement with AHP that fully and finally resolved the actions of both parties. We recorded the net impact of this settlement in other income for the three and six month periods ended September 30, 2000.

We are currently negotiating settlement and payment arrangements with our significant vendors that include both a reduction in the total amounts owed such vendors and an extended payment plan should the vendors accept a reduced payment. Certain vendors have also independently commenced legal actions against us to collect amounts owed them and for various other damages (see Note 8). We also intend to issue either common stock or warrants to purchase common stock to the vendors as an incentive for the vendors to accept a reduced cash payment and the extended payment plan. If we are

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


unable to successfully negotiate arrangements with our vendors and/or are unsuccessful in our defense of pending legal matters (see Note 8), we will evaluate other options including, but not limited to, seeking protection from the bankruptcy court. We have completed negotiations with several significant vendors (see Note 7).

On May 4, 2000, we were de-listed from the NASDAQ National Market for failure to maintain the net tangible asset requirement of NASDAQ, among other requirements. The market price of our common stock is currently quoted on the NASD Over-The-Counter Bulletin Board. The de-listing may make it more difficult for us to raise capital in the public markets in the future.

At present, we are funding ongoing operations from cash on hand, from the proceeds of the sale of our capital stock and from the proceeds of the sale of non-marketable securities and fixed assets.

We continue to seek to raise additional equity and/or debt capital, sell our technology or locate an appropriate merger candidate in order to pay current liabilities, to fund current operations and to fund sales and marketing efforts for new revenue distribution channels. Our ability to raise sufficient capital and meet future capital requirements will depend on many factors, including but not limited to: the outcome of stockholder and other litigation, our ability to both reduce current amounts owed significant vendors and pay such amounts over an extended time period, our ability to get our common stock re-listed on the NASDAQ National Market or on a national securities exchange, our ability to obtain new distribution channels to sell our products, cost and availability of key botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, dependence on third parties for collaboration/new distribution channels, and competition. Provided that we can successfully raise capital and successfully negotiate settlement and payment arrangements with significant vendors, we believe that our capital resources will enable us to maintain reduced operations for the next six months. However, no assurance can be given that additional capital, if needed, will be available when required or upon acceptable terms or that we will be successful in our efforts to negotiate with significant vendors.

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

Other Income

Other income represents amounts received for transactions not directly related to our revenue generating operations, including settlements from transactions originating in prior periods.

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Loss Per Share

PharmaPrint has adopted SFAS No. 128 "Earnings Per Share." As required pursuant to SFAS No. 128, basic loss per share is computed based on the weighted average number of common shares outstanding for the period. Diluted loss per share is computed assuming dilution from stock options and warrants. All outstanding stock options and warrants have been excluded from the diluted computation, as their effect is antidilutive.

Comprehensive Income

PharmaPrint has adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by and distributions to owners. There is no effect of SFAS No. 130 in these financial statements as we have no items of comprehensive income.

Segment Information

PharmaPrint has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We believe that we currently operate under one segment.

Recent Accounting Pronouncements

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect the adoption of this standard to have a material impact on results of operations, financial position or cash flows as we currently do not engage in any derivative or hedging activities.

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Internal Use." We do not expect the adoption of EITF 00-2 to have a material effect on our financial statements.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. We do not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

NOTE 4 - INVENTORIES

During the quarter ended September 30, 2000, management wrote down the value of inventories to $500,000, based on management's best estimate of the net realizable value of these inventories. Related to this write-down, we incurred a non-cash expense of $1,167,534 that is included in the cost of sales for the quarter then ended.

NOTE 5 - NON-MARKETABLE EQUITY SECURITIES

Non-marketable equity securities consist of shares of Vicus.com, Inc. ("Vicus"). Vicus was formed by PharmaPrint and several related parties, and was for some time operating out of our offices. During the first quarter of fiscal 2001, we sold our remaining 420,000 shares at $1.20 per share to unrelated parties, of which $221,000 has not yet been collected and has been fully reserved for in the accompanying condensed balance sheet as the collection of this amount is doubtful. The proceeds of $504,000 from the sales of this stock are recorded as a gain on the sale of non-marketable equity securities as the stock's net book value was $0.

NOTE 6 - AGREEMENTS

As part of a Settlement Agreement with AHP dated July 20, 2000, all agreements with AHP have been terminated (see Note 1).

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

USC License Agreement

In March 1995, we entered into a license agreement with USC (the "USC License Agreement") that granted to us an exclusive, worldwide license to: (i) the PharmaPrint(TM) Process; (ii) use certain therapeutic compounds; and (iii) other related products developed at USC. USC has also agreed to grant to us the right to sublicense certain products and a right of first refusal to obtain a license for any improvements to certain products developed by USC. The term of the USC License Agreement began March 1, 1995, and ends on the later of February 28, 2010, or the expiration of the last issued patent under the USC License Agreement.

In exchange for the license, we agreed to pay USC: (i) royalty payments of 1% of net sales of pharmaceutical products developed using the PharmaPrint(TM) Process; (ii) after the first patent issues, an annual minimum royalty of $15,000, which shall increase by $5,000 annually for the following two years and be $25,000 annually thereafter; (iii) an annual license fee of $10,000 payable until a patent issues; and (iv) 328,563 shares of our common stock valued at $316,000 at the time of the exchange.

Total minimum royalty expense per year under the USC License Agreement is $25,000. As of September 30, 2000, we have remitted the royalty payment according to the terms of the USC License Agreement. We were previously in default of this agreement.

Joint Venture

In August 2000, we entered into a joint venture agreement with Capital Alert Investment Ltd. (a British Virgin Islands Company) for the purpose of establishing Kingsway PharmaPrint Asia Limited, A British Virgin Islands Company ("Kingsway PharmaPrint"). The agreement includes a Joint Venture Shareholders' Agreement, a License and Distribution Agreement and a Share Subscription Agreement. We own 30% of Kingsway PharmaPrint's issued and outstanding equity securities.

The Joint Venture Shareholders' Agreement between PharmaPrint Inc. and Capital Alert Investment Ltd. established Kingsway PharmaPrint Asia Limited, a British Virgin Islands company. The company's purpose is to manufacture, distribute and market products (other than pharmaceutical products) in Asia and Pacific territory using the PharmaPrint(TM)Process. Under this agreement, we provided an initial investment of $500,000 and technology (PharmaPrint(TM)Process) while Capital Alert Investment Ltd. will provide office space and marketing ability in the Asia and Pacific territory. In addition, Capital Alert Investment Ltd. is entitled to appoint two members of our Board of Directors. Kingsway PharmaPrint had no activity as of September 30, 2000.

Under the License and Distribution Agreement, we provide a license to Kingsway PharmaPrint to manufacture, market and distribute PharmaPrint products (other than pharmaceutical products) made using the PharmaPrint(TM) Process in Asia and Pacific territory. In exchange, we will receive royalties of 5% on gross sales of products.

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the Share Subscription Agreement between PharmaPrint Inc. and Capital Alert Investment Ltd. ("Capital"), Capital purchased 3,750,000 shares of common stock for the amount of $1,500,000. We used $500,000 of the proceeds from the sale of this common stock to fund our initial investment in the joint venture. Capital has a five-year option to acquire an additional 2,500,000 shares of common stock at exercise prices ranging from $0.375 to $1.25 per share. Additionally, one of Capital Alert Investment, Ltd.'s appointees to our Board of Directors was granted a five-year option to purchase 150,000 shares of common stock at an exercise price of $0.375 per share. Pursuant to APB 25 we did not recognize any expense related to the granting of these options since the exercise price of these options was greater than the market value of our common stock on the date of grant.

First Pacific Consulting Group

In relation to the joint venture, we entered into a Compensation Agreement with First Pacific Consulting Group, Inc. of Oklahoma ("First Pacific"). For services provided in brokering the joint venture transactions. First Pacific is entitled to a 7% commission on monies received from Capital (totaling $105,000, that has already been paid). In addition, First Pacific received a three-year option to purchase 500,000 shares of our common stock at a price of $0.375 per share. First Pacific is not permitted to resell the common stock underlying this option into the public market for a period of six months from the date of this option. As the stock option was granted in connection with capital raising activities, we did not record any compensation expense and accounted for this option pursuant to SFAS 123.

If and when Capital Alert Investment Ltd. exercises its option to purchase PharmaPrint Inc. shares of common stock, pursuant to the Share Subscription Agreement, First Pacific will then be entitled to a 7% commission of such exercise cost.

Diabetogen

On October 2, 2000, we entered into a License Agreement with Diabetogen Biosciences Inc. ("Diabetogen") of Ontario, Canada. The agreement grants to Diabetogen an exclusive worldwide right to claims 1-10 of US Patent 5,547,674 and allows Diabetogen the rights to develop, produce and sell licensed products. In exchange we will receive annual maintenance fees, milestone payments for entry into clinical trials and royalties on net sales of licensed products.


NOTE 7 - VENDOR NEGOTIATIONS

Accounts Payable Settlements

We are currently negotiating settlement and payment arrangements with our significant vendors that include both a reduction in the total amounts owed such vendors and an extended payment plan should the vendors accept a reduced payment. Certain vendors have also independently commenced legal actions against us to collect amounts owed them and for various other damages. We also intend to issue either common stock or warrants to purchase common stock to the vendors as an incentive for the vendors to accept a reduced cash payment and the extended payment plan. If we are unable to successfully negotiate arrangements with our vendors and/or are unsuccessful in our defense of pending legal matters, we will evaluate other options including, but not limited to, seeking protection from the bankruptcy court.

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

We have obtained settlement agreements with certain of our vendors. The settlement agreements require us to issue non-interest bearing notes with payments totaling one-half of the amount owed to each of the vendors. Additionally, we will transfer 1,000,000 shares of our common stock to these settling creditors on a pro-rata basis. The agreements are contingent on each of the settling creditors signing the agreements; otherwise, all of the agreements will be null and void. If all of these agreements are signed, we will reduce our obligations in exchange for stock, which may produce a potential extraordinary gain on extinguishment of debt.

         During the current fiscal year Pennie and Edmonds, LLP ("PEL"), filed a lawsuit against us for unpaid legal fees in the amount of $225,000. We contend that PEL's estimation of the fees owed to them is based upon excessive and inappropriate charges for services that are unjustified. On October 20, 2000, the parties reached an amicable settlement of this matter.

NOTE 8 - PENDING LITIGATION

In July 1999 Applied Analytical Industries, Inc. ("AAI"), a vendor, filed a Demand for Arbitration with the American Arbitration Society, seeking to recover damages for alleged breach of contract related to a Manufacturing Contract. In December 1999 we initiated a counterclaim against AAI. We filed the suit for claims arising from breach of contract, fraudulent inducement and fraud and negligence arising from various manufacturing and analytical agreements between the companies. We are seeking in excess of $6,000,000 in damages, and AAI is seeking in excess of $6,000,000 for payment of unpaid charges, interest and other damages. In August of 2000, we reached a settlement with AAI, agreeing to issue 2.2 million shares of our common stock in exchange for the relief of approximately $5.5 million in accounts payable and a mutual dismissal of all actions. The parties plan to consummate this settlement during the third quarter of fiscal year 2001. We will not recognize a gain on this legal settlement unless we avoid an "Act of Bankruptcy", as defined in the settlement agreement, for a period of 270 days after the date we issue the shares to AAI.

On February 3, 2000, we were served with a class action complaint filed January 5, 2000, as amended January 27, 2000. This action is purportedly on behalf of all persons who acquired the common stock of PharmaPrint between July 1, 1999 and November 15, 1999. We were also served with a separate class action complaint filed January 20, 2000. These actions were purportedly filed on behalf of all persons who purchased the common stock of PharmaPrint from April 1, 1999 through November 17, 1999. The plaintiffs are seeking compensatory damages, and other costs and expenses, including legal fees. These two matters were recently consolidated before the Honorable Judge John W. Bissell in the Federal District Court of New Jersey, Newark, enabling more efficient resolution of the dispute. No class has been certified. Our officers and we intend to vigorously defend the merits of the lawsuits.

On March 31, 2000 we settled a suit with International Processing Corporation ("IPC"), a vendor. In the settlement, we agreed to issue a promissory note which called for quarterly payments of $25,000 beginning on June 30, 2000, with a balloon payment of $75,000 due on March 30, 2002 and a pro-rata percentage of 1,000,000 shares (as determined by a percentage of the total amount of debt released by IPC over the total amount released by all other vendors - see Note
7) in exchange for a release from all amounts due to IPC prior to the agreement. We discounted the note using a 12% interest rate, and transferred the present value of the payment obligations of $20,376, from accounts payable to notes payable. No gain on extinguishment of debt will be recognized until the number of shares is determined.

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On March 29, 2000 we were informed that an action was filed by former employee Kenneth Gorelick alleging damages arising out of employment with PharmaPrint in excess of $150,000 plus interest and costs. We contend that this is not a legitimate claim. We believe that we have meritorious defenses to these claims and intend to vigorously defend this lawsuit. As the outcome and final amount we will be required to pay the plaintiff, if any, are not determinable, no accrual for loss relating to this lawsuit is reflected in the accompanying financial statements.

In April 2000, we initiated an action against Bio Dar, Inc. ("Bio Dar"), a vendor. We filed the suit for claims arising from establishment of rights and to verify ownership of intellectual properties. We are seeking $2.5 million in damages. Bio Dar has filed an answer to the suit, and has initiated a counter suit for damages not exceeding the amount sought by us. In August 2000, Bio Dar filed another lawsuit against us seeking payment of outstanding invoices totaling approximately $165,000. We believe that we have meritorious defenses to these claims and intend to vigorously defend these lawsuits. As the outcome and final amounts are not determinable, no accrual for loss relating to this suit is reflected in the accompanying financial statements.

NOTE 9 - STOCKHOLDERS' EQUITY

Convertible Series A Preferred Stock

The Series A Preferred Stock has a dividend yield of 6%, payable at the time of conversion in shares of our common stock. For the six months ended September 30, 2000, we recorded dividends-in-kind of $223,272 related to preferred stock dividends that will be due upon conversion. Because this dividend amount will not be paid in cash, it is shown as a decrease in the accumulated deficit account and a corresponding increase in the additional paid in capital account in the accompanying consolidated balance sheet. This amount has also been disclosed as an increase to the preferred stock's liquidation preference at September 30, 2000.

On July 5, 2000, 105 shares of preferred stock and related accrued dividends were converted into 325,342 shares of common stock.

Options Granted

On April 14, 1995, the Company adopted the 1995 Stock Option Plan, as amended, (the "Plan") pursuant to which our directors, officers, key employees, consultants, scientific advisors and other personnel working directly with us are eligible to receive stock options as defined in the 1995 Plan. 5,900,000 shares of common stock were authorized for issuance under the 1995 Plan. The 1995 Plan, unless terminated sooner by the Board of Directors, will terminate on April 14, 2005.

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On May 15, 2000, we granted to Steven Bowman, Chief Executive Officer, non-qualified stock options to purchase 500,000 shares of common stock at the then fair market value of $0.375 per share. Mr. Bowman's right to purchase 125,000 shares of common stock will vest on each of August 15, 2000, November 15, 2000, February 15, 2001 and May 15, 2001. Additionally, Mr. Bowman's right to purchase shares of common stock will vest upon a change in control of ownership of our company or upon his achieving certain specified goals as defined in the agreement between us and Mr. Bowman.

On August 1, 2000, we granted to an outside consultant for services, options to purchase 25,000 shares of common stock at an exercise price of $0.375. We recorded, pursuant to SFAS 123, a consulting expense of $8,750.

On August 31, 2000, we granted to Capital Alert Ltd. a five-year option to purchase 2,500,000 shares of common stock at the following exercise prices per share: 500,000 at $0.375; 500,000 at $0.45; 1,000,000 at $1.00; and 500,000 at
$1.25.
(Note 6)

Also on August 31, 2000, we granted to a new board member a five-year option to purchase 150,000 shares of common stock at an exercise price of $0.375 per share (Note 6). Pursuant to FIN 44 we did not record any compensation expense related to the granting of these options due to the fact that the grant price was greater than the market value of our common stock on the date of grant.

On September 6, 2000, we granted to First Pacific Consulting Group, Inc. a three-year option to purchase 500,000 shares of common stock at an exercise price of $0.375 per share. (Note 6)


NOTE 10 - LINE OF CREDIT

On May 8, 2000, we entered into a line of credit agreement with Montecito Leasing Group, LLC ("Montecito"). Pursuant to the terms of the agreement, we obtained a $1,000,000 credit line with a maturity date of November 22, 2000. Outstanding borrowings under this line bear interest at 10% per annum payable monthly and are secured by substantially all of our assets including all of our inventories, fixed assets, patents and pending patents. At September 30, 2000, the balance on this line was $0.

Concurrent with the line of credit, we granted Montecito a warrant to purchase 500,000 shares of common stock at an exercise price of $0.40 per share. 250,000 of these shares are exercisable immediately, with the other 250,000 shares exercisable when and if we have borrowed an aggregate of $1,000,000 under the line of credit. The warrant agreement also contains a cashless exercise option, registration rights and anti-dilution provisions as more fully described in the warrant agreement. The warrant expires in May 2005. The fair value of the exercisable portion of this warrant of $67,500 was recorded as a debt discount and has been fully amortized in the three months ended September 30, 2000, since the line of credit has been paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000

American Home Products Corporation ("AHP") accounted for substantially all sales for the three months ended September 30, 1999. The relationship with this customer was terminated during fiscal year 2000 due to significant litigation between the two parties as described below. As a result, we have no current distribution channels to market our products and have essentially ceased all revenue-generating activities. No manufacturing revenues were realized for the three months ended September 30, 2000 compared to $589,774 for the three months ended September 30, 1999. Costs of sales expense for the three months ended September 30, 2000 were $1,187,821 compared to $1,714,621 realized for the three months ended September 30, 1999. Costs of sales incurred during the current quarter are primarily attributable to a write-down in inventory.

Research and development expenses for the three months ended September 30, 2000 were $3,755 compared to $3,198,937 for the three months ended September 30, 1999. Prior to the AHP agreement, we engaged primarily in research and development activities and reported as a development stage company. During the term of the AHP agreement, we continued research and development activities, but due to lack of revenue and the resulting shortage of funds, we have suspended such activities.

In the course of business, general and administrative expenses were incurred necessary for on-going operations. In our current financial condition, senior management made such attempts as reasonable to reduce these expenses. Such expenses were $1,153,654 for the three months ended September 30, 2000, a $1,005,722 or 47% decrease compared to $2,159,376 for the three months ended September 30, 1999. Major components of the general and administrative expenses incurred for the three months ended September 30, 2000 include: legal fees of $290,543; bad debt expense of $222,298; wages and benefits of $217,830; consulting fees of $85,719; insurance of $79,807; equipment lease obligations of $72,584; and accounting and audit fees of $60,234.

Stock compensation was $13,495 for the three months ended September 30, 2000 compared to $95,863 for the three months ended September 30, 1999. The decrease is due to less options and a lower valuation of options and warrants granted in the current period.

Other income in the amount of $499,700 was recognized during the three months ended September 30, 2000 consisting of legal and vendor settlements. There was no such income during the three months ended September 30, 1999.

As a result of the above factors, net loss for the three months ended September 30, 2000 was $1,935,541, a decrease of $4,643,482 or 71% compared to $6,579,023 for the three months ended September 30, 1999. Net loss per share available to common stockholders was eleven cents for the three months ended September 30, 2000 compared to a net loss per common share of forty-eight cents for the three months ended September 30, 1999.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2000

Manufacturing revenues of only $420 were realized for the six months ended September 30, 2000 compared to $5,999,392 for the six months ended September 30, 1999. Sales during the six months ended September 30, 1999 were primarily attributable to AHP. Costs of sales expense for the six months ended September 30, 2000 was $1,187,821 compared to $6,484,338 realized for the six months ended September 30, 1999. Costs of sales incurred for the current period were primarily attributable to a write-down in inventory.

Research and development expenses for the six months ended September 30, 2000 were $36,211 compared to $5,343,659 for the six months ended September 30, 1999. The decrease in research and development expenses is due to the suspension of these activities as previously stated.

General and administrative expenses were incurred necessary for our continued operation. In our current financial condition, senior management made such attempts as reasonable to reduce these expenses. Such expenses were $2,140,140 for the six months ended September 30, 2000, a $1,596,492 or 43% decrease compared to $3,736,632 for the six months ended September 30, 1999. Major components of the general and administrative expenses incurred for the six months ended September 30, 2000 include: wages and benefits of $498,839: equipment lease obligations of $358,994; legal fees of $357,311; bad debt expense of $222,298; consulting fees of $115,749; insurance of $107,649; accounting and audit fees of $106,272; and office lease of $103,478.

Stock compensation was $18,241 for the six-months ended September 30, 2000 compared to $290,302 for the six-months ended September 30, 1999. This decrease is due to less options and a lower valuation of options and warrants granted to consultants in fiscal year 2000.

We recorded a gain on sale of non-marketable equity securities of $504,000 during the six months ended September 30, 2000. There were no such sales in the comparable period of 1999.

Other income in the amount of $499,700 was recognized during the six months ended September 30, 2000 consisting of legal and vendor settlements. There was no such income during the six months ended September 30, 1999.

As a result of the above factors, net loss for the six months ended September 30, 2000 was $2,460,267, a decrease of $7,395,272 or 75% compared to $9,855,539 for the six months ended September 30, 1999. Net loss per share available to common stockholders was fifteen cents for the six months ended September 30, 2000 compared to a net loss per common share of seventy-two cents for the six months ended September 30, 1999.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

During the six months ended September 30, 2000 we sold common stock for proceeds of $1,395,000 (net of commissions of $105,000), invested $500,000 in a joint venture, sold non-marketable equity securities for proceeds of $283,000 and sold fixed assets for proceeds of $53,692. These transactions partially offset cash used in operating activities of $1,088,136. Cash and cash equivalents increased $125,003 for the six months ended September 30, 2000 and were $427,636 at September 30, 2000. For the six months ended September 30, 1999, we realized net proceeds of $9,935,361 from issuance of redeemable preferred stock. The proceeds from issued preferred stock were partially offset by net cash used in operating activities of $8,371,550. For the six months ended September 30, 1999, cash and cash equivalents decreased $90,639 and were $2,209,320 at September 30, 1999.

We currently have a negative working capital position and intend to rely on proceeds from a recent capital investment and sales of inventory and available machinery to pay day-to-day expenses. We also have a loan that allows us to borrow up to $500,000 under certain circumstances. It may increase to $1,000,000 under certain conditions. As of September 30, 2000, we have borrowed and repaid $418,000 of the $500,000 available to us. The lender has a security interest on substantially all of our assets securing the repayment of all amounts advanced to us under this line of credit. The lender has rights that effectively allow it to direct how we spend any loan proceeds that we receive and to withhold the advance of funds pursuant to this line of credit for any reason or for no reason at all.

Our Independent Auditors' qualified their opinion and expressed doubt about our ability to continue as a going concern for the consolidated balance sheets as of March 31, 2000 and the results of operations and cash flows for the year ended March 31, 2000. They stated that "the ability of the Company to continue in existence is dependent primarily upon negotiating acceptable settlement and payment terms with its significant vendors, obtaining additional debt and equity financing to fund its short-term operating expenses and to fund sales and marketing efforts for new revenue channels of distribution, successful resolution of its customer, vendor and stockholder litigation, as well as the generating of income form collaborative relationships, new partners and other new revenue distribution channels."

On May 4, 2000, we were de-listed from the NASDAQ National Market for failure to maintain the net tangible asset requirement of NASDAQ, among other requirements. The market price of our common stock is currently quoted on the NASD Over-The-Counter Bulletin Board. The de-listing may make it more difficult for us to raise capital in the public markets in the future.

As of September 30, 2000 7,005 shares of our Series A were issued and outstanding. The Series A Preferred Stock has a dividend rate of six percent, payable at the time of conversion in shares of our common stock. Upon the occurrence of certain liquidation events, the holders of our Series A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to our Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. Our Series A Preferred Stock is also redeemable at the option of the holder if at the time of conversion we fail to issue shares of our common stock to the holders of Preferred Stock or if the registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock is not effective for specified periods.

As discussed in Note 7 to our Condensed Consolidated Financial Statements on page 11 of this report we are currently negotiating settlement and payment arrangements with our significant creditors. If we are unsuccessful in creating these arrangements then we will evaluate other options including, but not limited to, seeking protection from the bankruptcy court.

We continue to seek to raise additional equity and/or debt capital, sell our technology or locate an appropriate merger candidate in order to pay our current liabilities, to fund current operations and to fund sales and marketing efforts for new revenue distribution channels. Our ability to raise sufficient capital and meet future capital requirements will depend on many factors, including but not limited to: the outcome of stockholder and other litigation, our ability to both reduce current amounts owed to significant vendors and pay such amounts over an extended time period, our ability to get our common stock re-listed on the NASDAQ National Market or on a national securities exchange, our ability to obtain new distribution channels to sell its products, cost and availability of key botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, dependence on third parties for collaboration/new distribution channels, and competition. Provided that we can successfully raise capital and successfully negotiate settlement and payment arrangements with significant vendors, we believe that our capital resources will enable us to maintain reduced operations for the next six months. However, no assurance can be given that sufficient capital exists for reduced operations and that additional capital, if needed, will be available when required or upon terms acceptable to us or that we will be successful in our efforts to negotiate with significant vendors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are not currently directly exposed to market risks related to fluctuations in interest rates in long-term or short-term debt. Currently, and as of September 30, 2000, we have no variable interest rate loans.

        However, if interest rates do increase from their current levels, we may have more difficulty in obtaining debt financing than we might otherwise, and if we are successful, then the terms under which we would be able to obtain financing would be less favorable to us.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         During the current fiscal year Pennie and Edmonds, LLP ("PEL"), filed a lawsuit against us for unpaid legal fees in the amount of $225,000. We contend that PEL's estimation of the fees owed to them is based upon excessive and inappropriate charges for services that are unjustified. On October 20, 2000, the parties reached an amicable settlement of this matter.

         On August 31, 2000, we entered into a Settlement Agreement with Applied Analytical Industries, Inc. ("AAI") pursuant to which the parties settled their respective claims that are the subject of a judicial proceeding in the New Hanover County Superior Court in the state of North Carolina and a separate arbitration proceeding. Pursuant to the Settlement Agreement, the parties agreed:

         o to file dismissals of each of the aforementioned legal proceeding and arbitration proceeding with prejudice;

         o        to execute a mutual release;

         o that we would issue 2,200,000 shares of our common stock to AAI in settlement and in exchange for AAI's release of certain specific claims raised in the legal proceeding and arbitration proceeding by AAI which total an aggregate of approximately $5.5 million (the "AAI Claims").

         These shares of common stock are "restricted stock" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and may only be resold following AAI's delivery to us of an opinion of legal counsel to the effect that a public sale or transfer of such shares may be made without registration under the Securities Act and is in compliance with all applicable federal and state rules and regulations. If, within 270 days following receipt by AAI of our common stock issued in exchange for its release of the AAI Claims, we have an "Act of Bankruptcy" (as defined in the Settlement Agreement), then:

         o we will be required to reacquire all shares of our common stock which are still owned by AAI as of the date of such Act of Bankruptcy at a per share cash price of $1.37; and

         o AAI's release of the AAI Claims shall become null and void with respect to an amount equal to $3 million less the amount of any payments which we make to AAI to reacquire our shares of common stock and the gross proceeds received by AAI from its sale of the shares of our common stock through the date of such Act of Bankruptcy.

         The parties plan to consummate the terms of this settlement agreement during the third quarter of fiscal year 2001.

         On August 18, 2000, Julien J. Studley, Inc. filed an action against us in the Superior Court of California, County of Los Angeles, alleging breach of contract in relation to the termination of our previous office lease with Spieker Properties, L.P.. The complaint seeks damages in the amount of $35,930.95. We believe we have a meritorious defense to this claim and intend to vigorously defend this lawsuit.

         On October 13, 2000, IOS Capital, Inc. filed an action against us in the Superior Court of the State of California, County or Orange, alleging breach of contract in relation to office equipment leases. The complaint seeks damages in the amount of $71,512.20. We are still in process of evaluating this claim and believe we have defenses against this allegation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In August 2000, in connection with a joint venture agreement, we sold 3,750,000 shares of our common stock to Capital Alert Investment, Ltd. for an aggregate purchase price of $1,500,000. We also issued Capital Alert Investment, Ltd. options to purchase shares or our common stock, as follows:

                  Number of Options          Exercise Price Per Share
                  ------------------         ------------------------

                        500,000                       $0.375
                        500,000                       $0.45
                      1,000,000                       $1.00
                        500,000                       $1.25

In connection with this joint venture agreement, we also issued options to purchase 150,000 shares of our common stock at an exercise price of $0.375 per share to Hardy Chan, Capital Alert Investment Ltd.'s appointee to our Board of Directors. Each of these options expires five years from their grant date. For services provided in brokering the joint venture transaction, we issued First Pacific Consulting Group, Inc. of Oklahoma an option to purchase 500,000 shares of our common stock at an exercise price of $0.375 per share. This option expires three years from its grant date. We issued all of these securities pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

10.16 Settlement Agreement by and between Applied Analytical Industries, Inc. and PharmaPrint, Inc. dated as of August 31, 2000.

10.17 Joint Venture Shareholders' Agreement by and between PharmaPrint, Inc. and Capital Alert Investment, Ltd. dated August 31, 2000.

10.18 License and Distribution Agreement by and between PharmaPrint, Inc. and Kingsway PharmaPrint Asia Limited dated August 31, 2000.

10.19 Share Subscription Agreement by and between PharmaPrint, Inc. and Capital Alert Investments, Ltd. dated August 31, 2000.

27.1     Financial Data Schedule

(b) We did not file any reports on Form 8-K during the fiscal quarter ended September 30, 2000.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PHARMAPRINT INC.

                                      By: /s/ Steven A. Bowman
                                          --------------------------------------
                                              Steven A. Bowman
                                              Chief Executive Officer, Principal
                                              Accounting Officer

Date: November 20, 2000

                                  EXHIBIT INDEX


Exhibit Number             Description
--------------             -----------


    10.16 Settlement Agreement by and between Applied Analytical Industries, Inc. and PharmaPrint, Inc. dated as of August 31, 2000.

    10.17 Joint Venture Shareholders' Agreement by and between PharmaPrint, Inc. and Capital Alert Investment, Ltd. dated August 31, 2000.

    10.18 License and Distribution Agreement by and between PharmaPrint, Inc. and Kingsway PharmaPrint Asia Limited dated August 31, 2000.

    10.19          Share Subscription Agreement by and between PharmaPrint, Inc.
                   and Capital Alert Investments, Ltd. dated August 31, 2000.

    27.1           Financial Data Schedule