Form 10-Q
period 2000-12-31
PHARMAPRINT INC
filed 2001-02-13
CIK 935155

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares outstanding as of February 1, 2001: Common Stock: 23,984,409

                        PHARMAPRINT INC. AND SUBSIDIARIES
                                      INDEX

                                                                                   Page
                                                                                   ----
Facing Sheet ....................................................................     1
Index   .........................................................................     2

PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of December 31,
        2000 (unaudited) and March 31, 2000......................................     3

        Condensed Consolidated Statements of Operations for the three and
        nine months ended December 31, 2000 and 1999 (unaudited).................     4

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended December 31, 2000 and 1999 (unaudited) ................     5

        Notes to Condensed Consolidated Financial Statements (unaudited).........     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations....................................................    15

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............    18

PART  II. OTHER INFORMATION

Item 1. Legal Proceedings........................................................    19

Item 2. Changes in Securities and Use of Proceeds................................    20

Item 3. Defaults upon senior securities..........................................   n/a

Item 4. Submission of matters to a vote..........................................   n/a

Item 5. Other Information........................................................   n/a

Item 6. Exhibits and Reports on Form 8-K.........................................    21

Signatures  .....................................................................    22

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

                  PharmaPrint(TM)is a trademark of the Company

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PHARMAPRINT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       December 31, 2000      March 31, 2000
                                                                                       -----------------      --------------
                                                                                          (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                                                              $    151,901          $    302,633
  Accounts receivable, net of allowance for doubtful
  accounts of $223,406 and $742,888 at December 31, 2000
  and March 31, 2000, respectively                                                             12,500                    --
  Inventories                                                                                 500,000             1,741,773
  Other current assets                                                                        248,903               335,536
                                                                                         ------------          ------------
    Total current assets                                                                      913,304             2,379,942

Investment in joint venture                                                                   500,000                    --
Property and equipment, net                                                                        --               200,000
                                                                                         ------------          ------------
                                                                                         $  1,413,304          $  2,579,942
                                                                                         ============          ============
Liabilities and stockholders' (deficit) equity:

Current liabilities:
  Accounts payable                                                                       $  9,024,371          $ 13,992,548
  Accrued expenses                                                                            364,326               383,633
  Deferred Revenue                                                                          5,356,949                    --
  Short-term debt and current portion of long-term debt                                       122,986                77,611
                                                                                         ------------          ------------
    Total current liabilities                                                              14,868,632            14,453,792

Long-term debt, net of current portion                                                         74,695               137,352
                                                                                         ------------          ------------
    Total liabilities                                                                      14,943,327            14,591,144
                                                                                         ------------          ------------

Stockholders' (deficit) equity:

  Convertible Series A preferred stock, $0.001 par value - 1,000,000 shares authorized, 7,005 and 7,110 shares issued and outstanding at December 31, 2000 and March 31, 2000, respectively (liquidation preference of $7,531,462 at
  December 31, 2000)                                                                                7                     7
  Common stock, $0.001 par value - 24,000,000 shares authorized, 23,105,767 and
  16,830,425 shares issued and outstanding at December 31, 2000 and March 31,
  2000, respectively                                                                           23,106                16,831
  Additional paid-in-capital                                                               64,020,548            62,081,499
  Deferred compensation                                                                       (87,667)             (101,903)
  Accumulated deficit                                                                     (77,486,017)          (74,007,636)
                                                                                         ------------          ------------
    Total stockholders' (deficit) equity                                                  (13,530,023)          (12,011,202)
                                                                                         ------------          ------------
                                                                                         $  1,413,304          $  2,579,942
                                                                                         ============          ============


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the three months ended      For the Nine months Ended
                                                     December 31,                   December 31,
                                            ----------------------------    ----------------------------
                                                2000            1999            2000            1999
                                            ------------    ------------    ------------    ------------
                                                     (Unaudited)                     (Unaudited)

Manufacturing revenues                      $         --    $    493,476    $        420    $  6,492,867
Licensing and development fees                    12,500              --          12,500              --
Cost of sales                                         --       4,119,238       1,187,821      10,603,575
                                            ------------    ------------    ------------    ------------
         Gross profit (loss)                      12,500      (3,625,762)     (1,174,901)     (4,110,708)
                                            ------------    ------------    ------------    ------------

Operating expenses:
  Research and development                            --       1,237,630          36,211       6,582,289
  General and administrative                     850,473       2,577,294       2,990,611       6,313,926
  Stock compensation                               4,745           7,435          22,986         297,737
                                            ------------    ------------    ------------    ------------
         Total operating expenses                855,218       3,822,359       3,049,808      13,192,952

Other income and expense:
 Interest expense                                 (5,935)             --         (94,610)             --
 Gain on sale of assets                          139,917              --         139,917              --
 Gain on sale of non-marketable equity
        securities                                    --              --         504,000              --
 Other income                                     20,564              --         520,264              --
 Interest income                                   5,529              --          12,231              --
                                            ------------    ------------    ------------    ------------
         Total other income and expense          160,075              --       1,081,802              --
                                            ------------    ------------    ------------    ------------
 Net loss                                   $   (682,643)   $ (7,448,121)   $ (3,142,907)   $(17,303,630)
                                            ============    ============    ============    ============

Net loss attributable to common
 stockholders:
  Net loss                                  $   (682,643)   $ (7,448,121)   $ (3,142,907)   $(17,303,660)
  Less convertible preferred stock
       dividend-in-kind                         (112,202)       (145,279)       (335,474)       (339,252)
                                            ------------    ------------    ------------    ------------
  Loss available to common stockholders     $   (794,845)   $ (7,593,400)   $ (3,478,381)   $(17,642,912)
                                            ============    ============    ============    ============

Net loss available to common stockholders
        per share                           $      (0.04)   $      (0.53)   $      (0.18)   $      (1.26)
                                            ============    ============    ============    ============
Basic/diluted weighted average
        common shares outstanding             21,336,202      14,242,620      18,845,829      14,008,058
                                            ============    ============    ============    ============



                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                        PHARMAPRINT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For The Nine Months Ended
                                                                                          December 31,
                                                                                  ---------------------------
                                                                                     2000            1999
                                                                                  -----------    ------------
                                                                                         (Unaudited)

Cash flows from operating activities:
  Net loss                                                                        $(3,142,907)   $(17,303,660)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation expense                                                                 --         198,258
      Amortization expense                                                                 --         101,632
      Stock compensation expense                                                       22,986         297,737
      Inventory write-downs                                                         1,167,534              --
      Amortization of debt discounts                                                   67,500              --
      Gain on sale of non-marketable equity securities                               (504,000)             --
      Gain on sale of assets                                                         (139,917)             --
      Extraordinary gains (vendor settlements)                                        (20,564)             --
      Increase in bad debt allowance                                                  221,464              --
      Changes in operating assets and liabilities:
        Accounts receivable                                                           (12,964)      5,223,483
        Inventories                                                                    74,239       7,296,748
        Other assets                                                                   86,633        (340,048)
        Accounts payable and accrued expenses                                         607,924      (1,775,509)
        Deferred revenue                                                                   --              --
                                                                                  -----------    ------------
Net cash used in operating activities                                              (1,572,072)     (6,301,359)
                                                                                  -----------    ------------

Cash flows from investing activities:
  Investment in joint venture                                                        (500,000)             --
  Purchases of property and equipment                                                      --      (1,300,164)
  Proceeds from sale of fixed assets                                                  281,000              --
  Proceeds from sale of non-marketable equity securities                              283,000              --
                                                                                  -----------    ------------
  Net cash used in investing activities                                                64,000      (1,300,164)
                                                                                  -----------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock and exercise of stock options          1,394,999              --
  Net proceeds from issuance of convertible preferred stock                                --       9,935,361
  Donated capital and net proceeds from exercise of
   Common stock options                                                                    --         299,300
  Repayment of short-term and long-term debt                                          (37,659)     (4,500,000)
                                                                                  -----------    ------------
Net cash provided by financing activities                                           1,357,340       5,734,661
                                                                                  -----------    ------------


Net change in cash and cash equivalents                                              (150,732)     (1,866,862)
Cash and cash equivalents, beginning of period                                        302,633       2,299,959
                                                                                  ===========    ============
Cash and cash equivalents, end of period                                          $   151,901    $    433,097
                                                                                  ===========    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                          $    19,780    $     96,732
                                                                                  ===========    ============


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of PharmaPrint, Inc. ("PharmaPrint" or the "Company") for the three and nine months ended December 31, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in PharmaPrint's Form 10-K as of and for the year ended March 31, 2000. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of PharmaPrint for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

NOTE 2 - GOING CONCERN/RISK FACTORS

Risk Factors

Since inception (September 15, 1994) we have incurred significant losses (totaling $77,486,017 through December 31, 2000) and have a working capital deficit of $13,955,328 at December 31, 2000.

On October 21, 1999, we received a one-year termination notice regarding the manufacture of certain products for AHP. From October 21, 1999 through November 15, 1999, we engaged in discussions with AHP to resolve certain issues between the companies. On November 15, 1999, we were informed that, on November 8, 1999, AHP initiated a legal action against us, alleging a number of claims including breach of contract. AHP was seeking monetary damages, declaratory judgment and injunctions. On November 16, 1999, we initiated an action against AHP, alleging a number of claims including misappropriation of trade secrets, breach of contract, violation of unfair competition laws and breach of the implied covenant of good faith and fair dealing. We sought monetary damages, preliminary and permanent injunctions, punitive damages, restitution and disgorgement and other damages. On July 20, 2000, we entered into a confidential settlement agreement with AHP that fully and finally resolved the actions of both parties. We recorded the net impact of this settlement in other income during the second quarter of fiscal 2001.

We are currently negotiating settlement and payment arrangements with our significant vendors. We are offering to issue shares of our common stock in settlement of our outstanding debt to such vendors. Certain vendors have also independently commenced legal actions against us to collect amounts owed them and for various other damages. If we are unable to successfully negotiate arrangements with our vendors and/or are unsuccessful in our defense of pending legal matters (see Note 8), we will evaluate other options including, but not limited to, seeking protection from the bankruptcy court. We have completed negotiations with several significant vendors (see Note 7).

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

At present, we are funding ongoing operations from cash on hand, from the proceeds of the sale of our capital stock and from the proceeds of the sale of non-marketable securities and machinery.

We continue to seek to raise additional equity and/or debt capital, sell or license our technology or locate an appropriate merger candidate in order to pay current liabilities, to fund current operations and to fund sales and marketing efforts for new revenue distribution channels. Our ability to raise sufficient capital and meet future capital requirements will depend on many factors, including but not limited to: the outcome of stockholder and other litigation, our ability to both reduce current amounts owed significant vendors and pay such amounts over an extended time period, our ability to get our common stock re-listed on the NASDAQ National Market or on a national securities exchange, our ability to obtain new distribution channels to sell our products, cost and availability of key botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, dependence on third parties for collaboration/new distribution channels, and competition. Provided that we can successfully raise capital and successfully negotiate settlement and payment arrangements with significant vendors, we believe that our capital resources will enable us to maintain reduced operations. However, no assurance can be given that additional capital, if needed, will be available when required or upon acceptable terms or that we will be successful in our efforts to negotiate with significant vendors.

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

Stock Compensation

We adopted Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 had no material effect on our financial statements.

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

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We do not expect the adoption of EITF 00-2 to have a material effect on our financial statements.

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

NOTE 4 - INVENTORIES

During the second quarter of fiscal 2001, management wrote down the value of inventories to $500,000, based on management's best estimate of the net realizable value of these inventories. Related to this write-down, we incurred a non-cash expense of $1,167,534 that is included in the cost of sales for said quarter.

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

Total minimum royalty expense per year under the USC License Agreement is $25,000. During the quarter ended September 30, 2000, we remitted the royalty payment according to the terms of the USC License Agreement. We were previously in default of this agreement.

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

The Joint Venture Shareholders' Agreement between PharmaPrint Inc. and Capital Alert Investment Ltd. established Kingsway PharmaPrint Asia Limited, a British Virgin Islands company. The company's purpose is to manufacture, distribute and market products (other than pharmaceutical products) in Asia and Pacific territory using the PharmaPrint(TM) Process. Under this agreement, we provided an initial investment of $500,000 and technology (PharmaPrint(TM) Process) while Capital Alert Investment Ltd. will provide office space and marketing ability in the Asia and Pacific territory. In addition, Capital Alert Investment Ltd. is entitled to appoint two members of our Board of Directors. Kingsway PharmaPrint had no activity as of December 31, 2000.

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

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the Share Subscription Agreement between PharmaPrint Inc. and Capital Alert Investment Ltd. ("Capital"), Capital purchased 3,750,000 shares of common stock for the amount of $1,394,999 (net of commission of $105,000). We used $500,000 of the proceeds from the sale of this common stock to fund our initial investment in the joint venture. Capital has a five-year option to acquire an additional 2,500,000 shares of common stock at exercise prices ranging from $0.375 to $1.25 per share. As the stock options were granted in connection with capital raising activities we did not record any compensation expense pursuant to SFAS 123. Additionally, one of Capital Alert Investment, Ltd.'s appointees to our Board of Directors was granted a five-year option to purchase 150,000 shares of common stock at an exercise price of $0.375 per share. Pursuant to APB 25 we did not recognize any expense related to the granting of these options since the exercise price of these options was greater than the market value of our common stock on the date of grant.

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

Diabetogen

On October 2, 2000, we entered into a License Agreement with Diabetogen Biosciences Inc. ("Diabetogen") of Ontario, Canada. The agreement grants to Diabetogen an exclusive worldwide right to claims 1-10 of the Mistletoe US Patent 5,547,674 relating solely to mistletoe and allows Diabetogen the rights to develop, produce and sell licensed products. In exchange we will receive annual maintenance fees, milestone payments for entry into clinical trials and royalties on net sales of licensed products. During the quarter ended December 31, 2000, we recorded a licensing fee. There was no maintenance or milestone fee income recorded during the quarter then ended.

NOTE 7 - VENDOR NEGOTIATIONS

Accounts Payable Settlements

We are currently negotiating settlement and payment arrangements with our significant vendors. We are offering to issue shares of our common stock in settlement of our outstanding debt to such vendors. Certain vendors have also independently commenced legal actions against us to collect amounts owed them and for various other damages. If we are unable to successfully negotiate arrangements with our vendors and/or are unsuccessful in our defense of pending legal matters, we will evaluate other options including, but not limited to, seeking protection from the bankruptcy court.

                        PHARMAPRINT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


During the current fiscal year Pennie and Edmonds, LLP ("PEL"), filed a lawsuit against us for unpaid legal fees in the amount of $225,000. We contend that PEL's estimation of the fees owed to them is based upon excessive and inappropriate charges for services that are unjustified. On October 20, 2000, the parties reached an amicable settlement of this matter. There was no financial impact resulting from this settlement.

In July 1999 Applied Analytical Industries, Inc. ("AAI"), a vendor, filed a Demand for Arbitration with the American Arbitration Society, seeking to recover damages for alleged breach of contract related to a Manufacturing Contract. In December 1999 we initiated a counterclaim against AAI. We filed the suit for claims arising from breach of contract, fraudulent inducement and fraud and negligence arising from various manufacturing and analytical agreements between the companies. We are seeking in excess of $6,000,000 in damages, and AAI is seeking in excess of $6,000,000 for payment of unpaid charges, interest and other damages. In August of 2000, we reached a settlement with AAI, agreeing to issue 2.2 million shares of our common stock, valued at $138,600 on the date of issue, in exchange for the relief of approximately $5.5 million in accounts payable and a mutual dismissal of all actions. The parties consummated this settlement in December 2000. Since this agreement is contingent on us not filing bankruptcy for 270 days after the issue of the common stock, we recorded deferred revenues in the amount of $5,396,949.

NOTE 8 - PENDING LITIGATION

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

On March 31, 2000 we settled a suit with International Processing Corporation ("IPC"), a vendor. In the settlement, we agreed to issue a promissory note which called for quarterly payments of $25,000 beginning on June 30, 2000, with a balloon payment of $75,000 due on March 30, 2002 and a pro-rata percentage of 1,000,000 shares (as determined by a percentage of the total amount of debt released by IPC over the total amount released by all other vendors - see Note
7) in exchange for a release from all amounts due to IPC prior to the agreement. We discounted the note using a 12% interest rate. No gain on extinguishment of debt will be recognized until the number of shares is determined.

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

In April 2000, we initiated an action against Bio Dar, Inc. ("Bio Dar"), a vendor. We filed the suit for claims arising from establishment of rights and to verify ownership of intellectual properties. We are seeking $2.5 million in damages. Bio Dar has filed an answer to the suit, and has initiated a counter suit for damages not exceeding the amount sought by us. In August 2000, Bio Dar filed another lawsuit against us seeking payment of outstanding invoices totaling approximately $165,000. We believe that we have meritorious defenses to these claims and intend to vigorously defend these lawsuits. A hearing has been scheduled on June 3, 2001. As the outcome and final amounts are not determinable, no accrual for loss relating to this suit is reflected in the accompanying financial statements.

In August 2000, Julien J. Studley, Inc. filed an action against us in the Superior Court of California, County of Los Angeles, alleging breach of contract in relation to office equipment leases. The complaint seeks damages in the amount of $71,512.20. We believe we have meritorious defense to this claim and intend to vigorously defend this lawsuit. As the outcome and final amounts are not determinable, no accrual for loss relating to this suit is reflected in the accompanying financial statements.

NOTE 9 - STOCKHOLDERS' EQUITY

Convertible Series A Preferred Stock

The Series A Preferred Stock has a dividend yield of 6%, payable at the time of conversion in shares of our common stock. For the nine months ended December 31, 2000, we recorded dividends-in-kind of $335,474 related to preferred stock dividends that will be due upon conversion. Because this dividend amount will not be paid in cash, it is shown as a decrease in the accumulated deficit account and a corresponding increase in the additional paid in capital account in the accompanying consolidated balance sheet. This amount has also been disclosed as an increase to the preferred stock's liquidation preference at December 31, 2000.

On July 5, 2000, 105 shares of preferred stock and related accrued dividends were converted into 325,342 shares of common stock.

On January 22, 2001, 20 shares of preferred stock and related accrued dividends were converted into 878,642 shares of common stock.

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

On May 8, 2000, we entered into a line of credit agreement with Montecito Leasing Group, LLC ("Montecito"). Pursuant to the terms of the agreement, we obtained a $1,000,000 credit line bearing an interest rate of 10% per annum with a maturity date of November 22, 2000. This line of credit has matured and amounts borrowed were paid in full as of September 30, 2000.

Concurrent with the line of credit, we granted Montecito a warrant to purchase 500,000 shares of common stock at an exercise price of $0.40 per share. 250,000 of these shares are exercisable immediately, with the other 250,000 shares exercisable when and if we have borrowed an aggregate of $1,000,000 under the line of credit. The warrant agreement also contains a cashless exercise option, registration rights and anti-dilution provisions as more fully described in the warrant agreement. The warrant expires in May 2005. The fair value of the exercisable portion of this warrant of $67,500 was recorded as a debt discount and was fully amortized during the quarter ended September 30, 2000, since the line of credit was paid in full.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000

American Home Products Corporation ("AHP") accounted for substantially all sales for the three months ended December 31, 1999. The relationship with this customer was terminated during fiscal year 2000 due to significant litigation between the two parties as described below. As a result, we have no current distribution channels to market our products and have essentially ceased all revenue-generating activities. No manufacturing revenues were realized for the three months ended December 31, 2000 compared to $493,476 for the three months ended December 31, 1999. There was no costs of sales expense for the three months ended December 31, 2000 compared to $4,119,238 realized for the three months ended, December 31, 1999.

No research and development expenses were incurred for the three months ended December 31, 2000 compared to $1,237,630 for the three months ended December 31, 1999. Prior to the AHP agreement, we engaged primarily in research and development activities and reported as a development stage company. During the term of the AHP agreement, we continued research and development activities, but due to lack of revenue and the resulting shortage of funds, we have suspended such activities.

In the course of business, general and administrative expenses were incurred necessary for on-going operations. In our current financial condition, senior management made such attempts as reasonable to reduce these expenses. Such expenses were $850,473 for the three months ended December 31, 2000, a $1,726,821 or 67% decrease compared to $2,577,294 for the three months ended December 31, 1999. Major components of the general and administrative expenses incurred for the three months ended December 31, 2000 include: legal fees of $297,852; wages and benefits of $182,579; equipment lease obligations of $179,497; consulting fees of $39,343; property taxes of $27,532; travel and lodging of $23,596; accounting and audit fees of $20,643; insurance of $16,458; office lease of $15,367 and other general and administrative expenses of $47,606.

Stock compensation was $4,745 for the three months ended December 31, 2000 compared to $7,435 for the three months ended December 31, 1999. The decrease is due to lesser options and a lower valuation of options and warrants granted in the current period.

Other income in the amount of $20,564 was recognized during the three months ended December 31, 2000 resulting from several vendor settlements. There was no such income during the three months ended December 31, 1999.

We recorded a gain on sale of assets of $139,917 during the three months ended December 31, 2000. There were no such sales in the comparable period of 1999.

As a result of the above factors, net loss for the three months ended December 31, 2000 was $682,643, a decrease of $6,765,478 or 91% compared to $7,448,121 for the three months ended December 31, 1999. Net loss per share available to common stockholders was four cents for the three months ended December 31, 2000 compared to a net loss per common share of fifty-three cents for the three months ended December 31, 1999.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2000

Manufacturing revenues of only $420 were realized for the nine months ended December 31, 2000 compared to $6,492,867 for the nine months ended December 31, 1999. Sales during the nine months ended December 31, 1999 were primarily attributable to AHP. Costs of sales expense for the nine months ended December 31, 2000 was $1,187,821 compared to $10,603,575 realized for the nine months ended December 31, 1999. Costs of sales incurred for the current period were primarily attributable to a write-down in inventory.

Research and development expenses for the nine months ended December 31, 2000 were $36,211 compared to $6,582,289 for the nine months ended December 31, 1999. The decrease in research and development expenses is due to the suspension of these activities as previously stated.

General and administrative expenses incurred were necessary for our continued operation. In our current financial condition, senior management made such attempts as reasonable to reduce these expenses. Such expenses were $2,990,611 for the nine months ended December 31, 2000, a $3,323,315 or 52% decrease compared to $6,313,926 for the nine months ended December 31, 1999. Major components of the general and administrative expenses incurred for the nine months ended

December 31, 2000 include: wages and benefits of $681,419: legal fees of $655,162; equipment lease obligations of $538,491; bad debt expense of $221,464; consulting fees of $181,592; accounting and audit fees of $127,701; insurance of $124,106; office lease of $118,845; travel and lodging of $71,992 and other general and administrative expenses of $269,839.

Stock compensation was $22,986 for the nine months ended December 31, 2000 compared to $297,737 for the nine months ended December 31, 1999. This decrease is due to lesser options and a lower valuation of options and warrants granted to consultants in fiscal year 2000.

We recorded a gain on sale of non-marketable equity securities of $504,000 during the nine months ended December 31, 2000. There were no such sales in the comparable period of 1999.

Additionally, we recorded a gain on sale of assets of $139,917 during the nine months ended December 31, 2000. There were no such sales in the comparable period of 1999.

Other income in the amount of $520,264 was recognized during the nine months ended December 31, 2000 consisting of legal and vendor settlements. There was no such income during the nine months ended December 31, 1999.

As a result of the above factors, net loss for the nine months ended December 31, 2000 was $3,142,907, a decrease of $14,160,753 or 82% compared to
$17,303,630 for the nine months ended December 31, 1999. Net loss per share available to common stockholders was seventeen cents for the nine months ended December 31, 2000 compared to a net loss per common share of one dollar and twenty-six cents for the nine months ended December 31, 1999.

CHANGES IN FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended December 31, 2000 we sold common stock for proceeds of $1,394,999 (net of commissions of $105,000), invested $500,000 in a joint venture, sold non-marketable equity securities for proceeds of $283,000 and sold fixed assets for proceeds of $281,000. These transactions partially offset cash used in operating activities of $1,572,072. Cash and cash equivalents decreased $150,732 for the nine months ended December 31, 2000 and were $151,901 at December 31, 2000. For the nine months ended December 31, 1999, we realized net proceeds of $9,935,361 (net of offering costs of $64,639) from issuance of redeemable preferred stock, a pay down of debt of $4,500,000 and purchases of equipment of $1,300,000. The proceeds from issued preferred stock were offset by net cash used in operating activities of $6,301,359. For the nine months ended December 31, 1999, cash and cash equivalents decreased $1,866,862 and were $433,097 at December 31, 1999.

We currently have a negative working capital position and intend to rely on proceeds from a recent capital investment, licensing fees and sales of inventory and available machinery to pay day-to-day expenses.

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

As of December 31, 2000 7,005 shares of our Series A were issued and outstanding. The Series A Preferred Stock has a dividend rate of six percent, payable at the time of conversion in shares of our common stock. Upon the occurrence of certain liquidation events, the holders of our Series A Preferred Stock are entitled to receive, in preference over the holders of common stock and any preferred stock ranking junior to our Series A Preferred Stock, an amount equal to the stated value plus 6% per year (pro rated for any partial year) of such stated value beginning on June 4, 1999 and ending on the date of final distribution. Our Series A Preferred Stock is also redeemable at the option of the holder if at the time of conversion we fail to issue shares of our common stock to the holders of Preferred Stock or if the registration statement registering the resale of the common stock issuable upon conversion of the Series A Preferred Stock is not effective for specified periods.

As discussed in Note 7 to our Condensed Consolidated Financial Statements on page 11 of this report we are currently negotiating settlement and payment arrangements with our significant creditors. If we are unsuccessful in creating these arrangements then we will evaluate other options including, but not limited to, seeking protection from the bankruptcy court.

We continue to seek to raise additional equity and/or debt capital, sell our technology or locate an appropriate merger candidate in order to pay our current liabilities, to fund current operations and to fund sales and marketing efforts for new revenue distribution channels. Our ability to raise sufficient capital and meet future capital requirements will depend on many factors, including but not limited to: the outcome of stockholder and other litigation, our ability to both reduce current amounts owed to significant vendors and pay such amounts over an extended time period, our ability to get our common stock re-listed on the NASDAQ National Market or on a national securities exchange, our ability to obtain new distribution channels to sell its products, cost and availability of key botanical extracts, cost and availability of manufacturing service contractors, ability to obtain and enforce patents, dependence on third parties for collaboration/new distribution channels, and competition. Provided that we can successfully raise capital and successfully negotiate settlement and payment arrangements with significant vendors, we believe that our capital resources will enable us to maintain reduced operations. However, no assurance can be given that sufficient capital exists for reduced operations and that additional capital, if needed, will be available when required or upon terms acceptable to us or that we will be successful in our efforts to negotiate with significant vendors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not currently directly exposed to market risks related to fluctuations in interest rates in long-term or short-term debt. Currently, and as of December 31, 2000, we have no variable interest rate loans.

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

On December 13, 2000, we consummated this settlement with AAI and issued 2,200,000 shares of our common stock to AAI.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


In December 2000, we issued 2,200,000 shares of our common stock to AAI in settlement and in exchange for AAI's release of the AAI Claims. As the Secretary of the State of North Carolina approved the terms of this settlement, these shares represent securities exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) of such act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

None

(a) We did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2000.

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

Date: February 13, 2001